Form 10QSB
period 2007-02-28
K-9 Concepts, Inc.
filed 2007-04-16
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended February 28, 2007

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period           to

            Commission File Number   333-139773

                                   K-9 Concepts, Inc.
                  ___________________________________________________
                 Exact name of Small Business Issuer as specified in its
            	 charter)

             Nevada                                        Pending
_____________________________                   _____________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


6250 King's Lynn Street
Vancouver, British Columbia, Canada				V5S 4V5
________________________________________                  ____________________
(Address of principal executive offices)                  (Postal or Zip Code)


Issuer's telephone number, including area code:            604-618-2888


                                         N/A

         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X  ]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,400,000 shares of common stock with par value of $0.001 per share outstanding as of April 16, 2007.

                               K-9 CONCEPTS, INC.
                         (A development stage Company)

                              FINANCIAL STATEMENTS

                               February 28, 2007

                             (Stated in US Dollars)

                                  (Unaudited)
















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

K-9 CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                                 February 28,     	August 31,
                                                                                         2007		      2006
                                    ASSETS                                        (Unaudited)            (Audited)
CURRENT ASSETS
               Cash                                                           $        15,965     $        16,826
               Other receivable                                                            96                  96

TOTAL ASSETS                                                                  $        16,061     $        16,922

Commitments and Contingencies (Note 1)

                             STOCKHOLDERS' EQUITY

               Common stock
               Authorized:
               75,000,000, par value $0.001 per share
               Issued and outstanding:
               6,400,000 common shares
               (August 31, 2006 - 6,400,000 common shares)                              6,400               6,400
               Additional paid in capital                                              25,600              22,600
               Deficit accumulated during the development stage                       (15,939)            (12,078)

TOTAL STOCKHOLDERS' EQUITY                                                    $        16,061     $        16,922


























  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                          Three Months       Three Months     Six Months       Six Months       August 25, 2005
                          Ended              Ended            Ended            Ended		(Date of Inception)
                          February 28,       February 28,     February 28,     February 28,	to February 28,
                          2007               2006             2007             2006		2007

     EXPENSES
     Bank charges           $       44       $          -     $         87     $          - 	$      311
     Filing and transfer           750                  -              750                -            750
      agent fees
     Management fees             1,500                  -            3,000                -          6,000
     Marketing                       -                  -                -                -          1,626
     Professional fees               -                  -                -                -          4,348
     Travel and entertainment       24                  -               24                -          2,904


Net loss                    $   (2,318)       $         -     $     (3,861)     $         -     $   (15,939)


BASIC AND DILUTED           $    (0.00)       $     (0.00)    $      (0.00)     $      (0.00)
 LOSS PER SHARE
WEIGHTED AVERAGE
 NUMBER OF SHARES            6,400,000                  -        6,400,000                -
 OUTSTANDING
























  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                      Six             Six 		August 25, 2005
                                                      Months          Months            (Date of
                                                      Ended	      Ended		Inception) to
                                                      February	      February		February
                                                      28, 2007	      28, 2006		28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                    $  (3,861)        $      -   	$    (15,939)
        Non-cash item:
          Donated services                               3,000               -                 6,000
        Changes in non-cash operating
        working capital item:
          Other receivable                                   -               -                   (96)

        Net cash used in operations                      (861)               -               (10,035)

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common shares                              -               -                26,000

    Net cash provided by financing                           -               -                26,000
    activities

NET INCREASE (DECREASE) IN CASH                           (861)              -                15,965
CASH, BEGINNING                                         16,826               -                     -

CASH, ENDING                                        $   15,965        $      -   	$     15,965

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
        Interest                                    $        -        $      -   	$          -
        Income taxes                                $        -        $      -   	$          -













  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE 1.  NATURE AND CONTINUANCE OF OPERATIONS

       K-9 Concepts, Inc. ("the Company") was incorporated under the laws of State of Nevada on August 25, 2005. The Company is in the business of marketing and distribution of showerhead and related accessories. The Company is considered to be a development stage company and has not generated any significant revenues from operations.

       Going concern
       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2007, the Company has a working capital of $16,061, has not yet achieved profitable operations and has accumulated a deficit of $15,939 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year.

       Unaudited Interim Financial Statements
       The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.


NOTE 2. RELATED PARTY TRANSACTIONS

      The Company recognized donated services by directors of the Company for management fees, valued at $500 per month, totaling $3,000 for the six months ended to February 28, 2007 ($Nil for the six months ended February 28, 2006). These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

NOTE 3.  INCOME TAXES

      At February 28, 2007, the Company has accumulated non-capital losses totaling $15,939, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements as these losses are not likely to be realized.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

The success of our business plan depends on the strength of national and local new residential construction, home improvement and remodelling markets. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

The building products distribution industry is subject to cyclical market pressures and most impacted by changes in the demand for new homes and in general economic conditions that impact the level of home improvements. Our business success depends on anticipating changes in consumer preferences and on successful new product and process development and product re-launches in response to such changes. Consumer preferences for our products shift due to a variety of factors that affect discretionary spending, including changes in demographic and social trends and downturn in general economic conditions.

The building materials distribution industry is extremely fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. We compete with many local, regional and national building materials distributors and dealers.

Separate showers and baths have also become de rigueur in many households and increasingly a major component in the Personal Healthcare industry segment. Showers have morphed into vertical spas and the use of multiple shower heads is also growing in popularity, often with multiple sprays for each head.

We are positioning ourselves to take advantage of current market and industry trends for the Personal Healthcare segment; including an increased emphasis on a personal health care lifestyle and an increased emphasis on spending time at home or "cocooning". Consumers in this industry segment wish to remain active and seek personal health care products to maintain a high quality of life. These "baby boomers" typically have more discretionary income, which are more likely spent on home remodelling projects (including projects to improve their pools and spas).

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of shower heads, such as Home Depot. These businesses sell more shower heads, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of shower heads.

In 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of bathroom accessories. Any relationship we arrange with retailers for the wholesale distribution of our shower heads will be non-exclusive. Accordingly, we will compete with other shower head vendors for positioning of our products in retail space.

Even if we are able to receive an order commitment, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                            $20,000
General administrative costs:               $10,000

Total:                                      $30,000

In addition, we anticipate spending an additional $10,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $40,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate bamboo flooring sales. We expect to accomplish this by securing a significant number of agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR PERIOD ENDING FEBRUARY 28, 2007

We did not earn any revenues in the six-month period ended February 28, 2007. During the same period, we incurred operating expenses of $3,861 consisting of donated management fees of $3,000, filing and transfer agent fees of $750, travel and promotion costs of $24, and bank charges of $87.

At February 28, 2007, we had assets of $16,061 consisting of $15,965 in cash and $96 in other receivables. We did not have any liabilities as of February 28, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2007. This evaluation was conducted by Albert Au, our chief executive officer and Jeanne Mok, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Albert Au, our chief executive officer and Jeanne Mok, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

          PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2007


K-9 Concepts, Inc.


/s/ Albert Au
------------------------------
Albert Au, President