Form 10QSB
period 2007-05-31
K-9 Concepts, Inc.
filed 2007-07-13
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange  Act of 1934

      For the transition period           to

            Commission File Number   333-139773

                               K-9 Concepts, Inc.
              ___________________________________________________
       (Exact name of Small Business Issuer as specified in its charter)

         Nevada                                        Pending

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,400,000 shares of common stock with par value of $0.001 per share outstanding as of July 16, 2007.

                               K-9 CONCEPTS, INC.
                         (A development stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2007


















BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
(EXPRESSED IN US DOLLARS)


                                                   May 31,        August
                                                      2007      31, 2006
                       ASSETS                  (Unaudited)     (Audited)
CURRENT ASSETS
     Cash            			        $    8,945   $    16,826
     Account receivable                                 96            96
Total Assets                                         9,041        16,922


                  STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
    Common stock(Note 3)
      Authorized
        75,000,000, par value $0.001 per share
      Issued and outstanding:
        6,400,000 common shares
    (August 31, 2006 - 6,400,000 common shares       6,400	   6,400
    Additional paid in capital                      27,100        22,600
    Deficit accumulated during the
    development stage                             (24,459)      (12,078)
TOTAL STOCKHOLDERS' EQUITY                           9,041        16,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    9,041   $    16,922

























  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


                         Three      Three     Nine        Nine       August 25,
                        Months     Months   Months      Months       2005 (Date
                         Ended      Ended    Ended       Ended    of Inception)
                       May 31,    May 31,   May 31      May 31       to May 31,
                          2007       2006     2007        2006             2007
Bank charges        $       20    $    18 $    107     $    80 $            331
Filing and transfer
agent fees               5,000          -    5,750           -            5,750
Management fees          1,500      1,500    4,500       1,500            7,500
Marketing                    -          -                1,626            1,626
Professional fees        2,000          -    2,000           -            6,348
Travel and entertainment     -          -       24         240            2,904

Loss for the period $    (8,520)  $ 1,518 $(12,381)    $ 3,446 $         24,459


BASIC AND DILUTED
LOSS PER SHARE      $     (0.00)  $(0.00) $  (0.00)    $(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING    6,400,000 6,271,111 6,400,000  4,739,927


























  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                            Nine      Nine
                                          Months    Months
                                           Ended     Ended     August 25, 2005
                                         May 31,   May 31, (Date of Inception)
                                            2007      2006        May 31, 2007
CASH FLOWS FROM
OPERATING
ACTIVITIES
Net loss                              $ (12,381)   $     -   $        (24,459)
 Non-cash item:
  Donated services                         4,500         -               7,500
  Changes in non-cash
  operating working
  capital item:
  Other receivable                             -         -                (96)
Net cash (used in)
operating activiites                     (7,881)         -            (17,055)

Cash Flows From Financing
Activities
 Issuance of common
 shares                                        -         -              26,000
 Net  cash  provided by
 financing activities                          -         -              26,000


Increase (decrease) in
Cash                                     (7,881)         -               8,945
Cash, Beginning                           16,826         -                   -
Cash, Ending                          $    8,945   $     -        $      8,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE PERIOD FOR:
 Interest                             $       -   $      -        $          -
 Income taxes                         $       -   $      -        $          -













  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(EXPRESSED IN US DOLLARS)
(UNAUDITED)



     NOTE 1.  BASIS OF PRESENTATION

     Unaudited Interim Financial Statements
     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions pertaining to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. HOwever, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments, considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for nin months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007

     Going Concern
     The accompanying financial  statements  have been  prepared assuming  the
     Company will continue as a going concern. As of May 31, 2007, the Company has a working capital of $9,041, has not yet acheived profitable operations and has accumulated a deficite of $24,459 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities a that may be necessary should the Company be unable to contintue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year.

     NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     These  financial  statements  have  been  prepared  in  accordance   with
     generally accepted accounting principles in the United States of America ("US GAAP").

     USE OF ESTIMATES

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     ORGANIZATIONAL AND START-UP COSTS

     Costs  of  start-up  activities,   including  organizational  costs,  are
     expensed as incurred

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


     NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     DEVELOPMENT STAGE COMPANY

     The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

     FOREIGN CURRENCY TRANSLATION

     The reporting currency of the Company is the United States Dollar; functional currency of the Company is the U.S. Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

     Monetary assets and liabilities are translated at the current rate of exchange.

     The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

     The gain or loss on the foreign currency financial statements is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement from the recording currency are recognized in current net income.

     Gains or losses from foreign currency transactions are recognized in current net income.

     Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

     Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

     The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the period.

     FINANCIAL INSTRUMENTS

     As defined in Financial Accounting Standards Board ("FASB") No. 107, the company estimates whether the fair value of all financial instruments differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet, which need to be disclosed. The estimated fair values of amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


     NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     FINANCIAL INSTRUMENTS (CONT'D)

     The company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

     INCOME TAXES


     The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


     LOSS PER SHARE

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no dilutive stock equivalents, accordingly diluted loss per share has not been presented.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


     NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     STOCK-BASED COMPENSATION

     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18 ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.


     The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principals Board ("APB") Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.


     The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.




     NOTE 3.COMMON STOCK

     In October 2005, the Company subscribed 2,000,000 shares of common stock at a price of @0.001 per share for total proceeds of $2,000.

     In November 2005, the Company subscribed 4,000,000 shares of common stock at a price of $0.001 per share for total proceeds of $4,000.

     In March 2006, the Company subscribed 400,000 shares of common stock at a price of $0.05 per share for total proceeds of $20,000.

     The total number of common authorized that may be issued by the Company is 75,000,000 shares of common stock with a par value of one-tenth of one cent ($0.001) per share. No other class of shares is authorized.

     During the period from August 25, 2005 (inception) to August 31, 2006, the Company subscribed 6,400,000 common shares for total cash proceeds of $26,000.

     At May 31, 2007, there were no outstanding stock options or warrants.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(EXPRESSED IN US DOLLARS)
      (UNAUDITED)



     NOTE 3.COMMON STOCK (CONT'D)

     COMMON SHARES

     The common shares of the Company are all of the same class.

     ADDITIONAL PAID-IN CAPITAL

     The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

     NOTE 4.   RELATED PARTY TRANSACTIONS

     The Company recognized donated services by directors of the Company for 2007management fees, valued at $500 per month, totaling $4,500 for the period from September 1, 2006 to May 31, 2007 and $3,000 for the period from March 1, 2006 to August 31, 2006. These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

     NOTE 5.  INCOME TAXES

     At May 31, 2007, the Company has accumulated non-capital losses totaling $24,459, which are available to reduce taxable income in
     future  taxation   years.  These losses expire beginning 2027.  The
     potential benefit of those losses, if any, has not been recorded in the financial statements as these losses are not likely to be realized.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the"safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

ITEM 2. PLAN OF OPERATION

The success of our business plan depends heavily on the strength of national and local new residential construction, home improvement and remodelling markets. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

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

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon bamboo flooring sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2007

We did not earn any revenues in the nine-month period ended May 31, 2007. During the same period, we incurred operating expenses of $12,381 consisting of management fees of $4,500, filing and transfer agent fees of $5,750, professional fees of $2,000, travel and promotion costs of $24, and bank charges of $107.

At May 31, 2007, we had assets of $9,041 consisting of $8,945 in cash and $96 in accounts receivable. We did not have any liabilities as of May 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. This evaluation was conducted by Albert Au, our chief executive officer and Jeanne Mok, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

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

July 16, 2007

K-9 Concepts, Inc.

/s/ Albert Au
------------------------------
Albert Au, President