Form 10-K
K-9 Concepts, Inc.
filed 2007-11-19
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2007

      [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-139773


                               K-9 CONCEPTS, INC.
                 (Name of small business issuer in its charter)


             Nevada                          Applied For
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)


                   RM0933, 9/F., Block C, Harbourfront Horizon
                         Hung Hom Bay, 8 Hung Luen Road
                                Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (852) 6622-3666
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange on which
            to be so registered                  each class is to be registered

            None                                 None

Securities to be registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes      X                               No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

               Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes      X                               No _____


State issuer's revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,600,000 as at November 16, 2007 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            6,400,000 shares of common stock as at November 16, 2007

                               TABLE OF CONTENTS

                                                                            PAGE

ITEM 1: DESCRIPTION OF BUSINESS...............................................4

ITEM 2: DESCRIPTION OF PROPERTY..............................................10

ITEM 3: LEGAL PROCEEDINGS....................................................10

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7: FINANCIAL STATEMENTS.................................................12

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURES................................................23

ITEM 8A:CONTROLS AND PROCEDURES..............................................23


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........23

ITEM 10: EXECUTIVE COMPENSATION..............................................25

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......25

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

ITEM 13: EXHIBITS AND REPORTS................................................26

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVCES...............................26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as a distributor of Vitamin C shower heads and related accessories in both the mass wholesale and retail market throughout North America. However, there is no assurance that our current business model is commercially and economically viable. Further marketing of the product in a broader distribution network will be required before a final evaluation as to the economic feasibility of the Company's business model is determined. Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

The Vitamin C shower head, a product designed by Everise Water Technology Ltd., a Hong Kong company, contains a small canister that releases a Vitamin C solution during operation that neutralizes chlorine and chloramines contained in the water. We are engaged in the marketing and distribution of Vitamin C shower heads and related accessories to the general public throughout North America. We are engaged in a marketing and sales distribution agreement with our supplier, Everise Water Technology Ltd. for the sales and distribution of Vitamin C shower heads and related accessories in North America.

We are also continuing to review other potential acquisitions  of and sales and
distribution   arrangements  with  companies involved  in  the wholesale  and manufacturing sectors. We are currently in the process of completing due diligence investigations of various opportunities in the leisure footwear and biotechnology sectors.

We will rely upon the stability of the North American retail sales market, and specifically continued growth in the personal healthcare sector, for the
success of our business plan.   Future  downturns in consumer sentiment and
spending and in home improvement activity may result in intense price competition among suppliers in the showerhead segment, which may adversely affect our intended business.

Our plan of operation is to enter into distribution agreements with mass merchandisers and home centers, providing for the sale of our Vitamin C shower head. We intend to develop our distribution network by initially focusing our marketing efforts on larger chain stores that sell various types of shower heads and vitamin supplements, such as Wal-Mart, Target, Home Depot, Lowe's and Bed Bath & Beyond. These businesses sell more products in our targeted market segment, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of showerhead products and related accessories. In 2008, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to
the sale of bathroom accessories.   Any relationship we arrange with retailers
for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other showerhead product vendors for positioning of our products in retail space.

To date, we have primarily been involved in organizational activities and the initial marketing of Vitamin C shower heads and related accessories. We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon shower heads sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

Even if we are able to receive order commitment from larger clients, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

Although the shower head and related accessories market is mature in North America, our Vitamin C shower head product line might not gain acceptance in the North American market.

SHOWERHEAD MARKET

Separate showers and baths have become common in many North American households. Showers have transformed into vertical spas, delivering hydro massage through a series of whirlpool jets arranged vertically in a shower-like enclosure, where water is propelled through the air, rather than through the water as in a traditional whirlpool.

Shower components are often set on telescoping arms that are easily adjusted to accommodate users of different heights or to direct the jets to different parts of the body. Control valves have also become more sophisticated to meet the demands of multiple shower heads, including separate controls to adjust the thermostat and the volume.

Steam shower rooms are also gaining in popularity. They are usually self-enclosed units that function as a regular shower but also use a humidifying steam generator to produce a warm aura of relaxing water vapor.

We believe that we can take advantage of personal health care trends by providing a product to North Americans that will address their concerns regarding the quality and safety of the tap water that they use for showering.

AGREEMENT WITH OUR SUPPLIER

The Vitamin C shower head and related accessory products were developed and manufactured by Everise Water Technology Ltd. ("Everise"), a private Hong Kong based company. We are in the business of marketing and distributing items to the general public.

By a Marketing and Sales Distribution Agreement dated January 15, 2006, Everise has agreed to supply Vitamin C shower head and related accessories to us on a non-exclusive basis and to fulfill our written purchase orders for these products in a timely manner. Upon placing an order, we are required to prepay Everise for 50% of the wholesale purchase price of the products that we order. Upon shipping, we are required to pay Everise the balance of the purchase order price. We are responsible for all shipping costs.

Everise's products consist of various shower heads made of hard white plastic or chrome. The shower heads also come with regular or massage components. Shower head unit wholesale prices range from $42 to $63 each. As well, Everise will supply us with Vitamin C cartridges to be inserted into each shower head. Cartridges can be purchased as unscented or with one of three designer scents: sandalwood, lavender or geranium. The wholesale cost of an unscented cartridge is $4.50. For a scented cartridge, the wholesale price is $6.30.

Everise may change the price of any of its products that it supplies to us upon written notice. Either party may terminate the agreement upon 60 day's written notice.

Everise's Vitamin C shower head system is an ISO 9001 certified product. While the shower head is in operation, it releases a proprietary, granulated vitamin C based compound that neutralizes all chlorine or chloramine into the water stream. When the water is shut off, the Vitamin C cartridge stops releasing this compound.

SALES AND MARKETING STRATEGY

We intend to rely on sales representatives to market our shower heads and accessories. Initially, this marketing will be conducted by our directors:
Albert Au and Jeanne Mok. Eventually, we will sell our products using a combination of sales representatives and distributors. This will provide a broad distribution network that allows us to efficiently distribute our products across a number of distribution channels to reach a greater number of consumers and distributors.


Our products will be primarily marketed to consumers through mass merchandisers and home centers such as Wal-Mart, Target, Home Depot, Lowe's and Bed Bath & Beyond. These distributors and stores will be asked to sell our products to consumers. We will provide them with shower head inventory at wholesale prices. They will then sell them to consumers at retail prices. To date, we have not made arrangements with any retailers to sell the shower head products that we intend to distribute.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and sales of Vitamin C shower heads and accessories. We have not generated any revenue from operations to date.

We anticipate that additional funding will be needed for general administrative expenses and marketing costs. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on August 25, 2005 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this prospectus. Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted solely of negotiating and executing a marketing and sales distribution agreement with Everise Water Technology Ltd., our supplier based in Hong Kong, and conducting initial marketing activities.

Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report to our financial statements raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

OUR GROWTH MAY SUFFER IF AN ECONOMIC DOWNTURN IN OUR MAJOR MARKET INHIBITS PEOPLE FROM SPENDING THEIR DISPOSABLE INCOME ON HEALTH CARE PRODUCTS.

Our growth depends significantly on continued economic growth in the health care sector in North America where we intend to distribute the Vitamin C shower heads. Because the shower heads are paid directly by the consumer out of disposable income and are not subject to reimbursement by third-party payers such as health insurance organizations, an economic downturn in the North American market could have an adverse effect on the sales and profitability of our products.


PRODUCT LIABILITY LAWSUITS COULD DIVERT OUR RESOURCES, RESULT IN SUBSTANTIAL LIABILITIES AND REDUCE THE COMMERCIAL POTENTIAL OF OUR PRODUCTS.


Our business exposes us to the risk of product liability claims that are inherent to the development, clinical testing and marketing of skin health products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products.


WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR SALES AND GROWTH PROSPECTS.

The U.S. vitamin supplements and health product retail industry is a large and highly fragmented industry. We compete primarily against other specialty distributors and retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations.

Our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

WE SOURCE SHOWER HEAD PRODUCTS FROM HONG KONG AND ARE EXPOSED TO RISKS ASSOCIATED WITH DOING BUSINESS GLOBALLY.

We are subject to risks associated with changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as Canadian laws affecting activities of Canadian companies abroad, including tax laws and enforcement of contract and intellectual property rights. Many of these risks are beyond our control. Exchange rate fluctuations may increase the cost of sourced products and reduce our margins and profitability.

CHANGES IN REGULATORY STANDARDS FOR WATER USING APPLIANCES COULD NEGATIVELY IMPACT OUR BUSINESS SALES AND LIMIT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

New regulatory initiatives could restrict our ability to develop new products. There is no assurance that our future products will satisfy the rules and standards governing our industry, or that our existing rules and standards will not be changed in ways that negatively affect the sales of our products. Furthermore, any future rule changes could further impair our ability to differentiate our products from our competitors resulting in reduced sales and profitability.

BECAUSE WE RELY UPON ONE SUPPLIER FOR THE VITAMIN SHOWER HEAD PRODUCTS WE INTEND TO DISTRIBUTE, OUR BUSINESS WILL FAIL IF OUR SUPPLIER TERMINATES ITS RELATIONSHIP WITH US.

As a result of being totally dependent on a single supplier, Everise Water Technology Ltd., that is located in Hong Kong, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, foreign currency exchange fluctuations, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. Our agreement with Everise Water Technology Ltd. does not prevent it from supplying its shower head products to our competitors or directly to consumers. If this company modified or terminated its association with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for that supplier. If we were unable to find a substitute for that supplier, our business would fail. Everise Water Technology Ltd. may cancel our marketing and sales distribution agreement upon 60 day's notice, without cause.

PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS THE ABILITY TO SELL THE STOCK.

The shares offered by this prospectus constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, that is, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a
spouse.   For transactions  covered  by  these  rules,  the  broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a  disclosure schedule prescribed  by the Commission relating to the penny
stock market.   The  broker-dealer also must  disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not ownership or leasehold interest in any property. Our president, Mr. Bruce Biles, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on July 11, 2007. However, during the fiscal year ended August 31, 2007, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 32 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


We will rely upon the stability of the North American retail sales market for the success of our business plan. Because our products are paid directly by the consumer out of disposable income, an economic downturn in the North American market could have an adverse effect on the sales and profitability of our products.

Our plan of operation for the twelve months following the date of this prospectus is to enter into agreements with shower head and health product wholesale distributors and retail stores, providing for the sale of shower heads.

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of shower heads and vitamin supplements. These businesses have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of vitamin supplements and shower products. By mid-2008, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of bathroom accessories. Any relationship we arrange with retailers for the wholesale distribution of our shower heads will be non-exclusive. Accordingly, we will compete with other vitamin supplement and shower head vendors for positioning our products in retail space.

Even if we are able to receive an order commitment, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon shower head sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

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


We do not have sufficient funds on hand to commence intended business operations and our cash reserves are not sufficient to meet our obligations for  the  next twelve-month period. As a result, we will need to seek
additional funding in the near  future.   We  currently  do not have a specific
plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate shower head sales. We expect to accomplish this by securing a significant number of agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

We did not earn any revenues during the fiscal year ended August 31, 2007. We have not fully implemented our sales and marketing strategy for our showerhead products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $12,078 for the year ended February 28, 2007. These operating expenses were comprised of bank charges and interest fees of $126, filing and transfer agent fees of $11,598, management fees of $6,000, professional fees of $10,500 and travel and promotional costs of $120.

Our net loss in fiscal 2007 ($28,344) was higher than in fiscal 2006 ($12,078) primarily due to the incurrence of filing and transfer agent fees of $11,598 (2006 - $0), although there was an increase in professional fees ($4,348 in 2006 as compared to $10,500 in 2007).

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                               K-9 CONCEPTS, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                AUGUST 31, 2007














REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


  To the Stockholders and Board of Directors of K-9 Concepts, Inc.
  (A Development Stage Company)

  We have audited the accompanying balance sheets of K-9 Concepts Inc. (a development stage company) as of August 31, 2007 and 2006 and the statements of operations, stockholders' deficit and cash flows for the year ended August 31, 2007, the period from August 25, 2005 (inception) through August 31,2006 and for the period from August 25, 2005 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the financial position of K-9 Concepts, Inc. as of August 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended August 31, 2007, the period from August 25, 2005 (inception) through August 31,2006 and for the period from August 25, 2005 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          DALE MATHESON CARR-HILTON LABONTE LLP

                                                          CHARTERED ACCOUNTANTS
  Vancouver, Canada
  November 5, 2007


K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)


                               August       August
                               31,          31,
             ASSETS            2007         2006
CURRENT
ASSETS
 Cash                          $8,078       $16,826
 Account
 receivable                    $-           $96
Total Assets                    8,078        16,922

             LIABILITIES

CURRENT LIABILITES
 Accounts payable and
 accrued liabilities           $13,500      $-
Total liabilities              $13,500      $-
           STOCKHOLDERS'
         EQUITY (DEFICIT)


STOCKHOLDERS'
EQUITY
 Common stock (Note 3)
   Authorized
    75,000,000, par value
    $0.001 per share
   Issued and outstanding:
    6,400,000 common shares      6,400        6,400
    Additional paid in capital   19,600       19,600
    Donated capital (Note 4)     9,000        3,000
    Deficit                      (26,922)     (12,078)

TOTAL STOCKHOLDERS'
EQUITY (deficit)                 8,078        16,922
TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY (deficit)                $8,078       $16,922

















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)


                       August
                       25, 2005                  August 25,
                       (Date of       Year       2005 (Date
                       Inception      Ended      of Inception)
                       to August      August     to August 31,
                       31, 2006       31, 2007   2007

Bank charges           $224           $126       $350
Filing and transfer
agent fees              -              11,598     11,598
Management fees         3,000          6,000      9,000
Marketing               1,626          -          1,626
Professional fees       4,348          10,500     14,848
Travel and
entertainment           2,880          120        3,000

Loss for the period    $12,078        $28,344    $40,422


BASIC AND DILUTED
LOSS PER SHARE         $(0.00)        $(0.00)
WEIGHTED AVERAGE
NUMBER OF
SHARES OUTSTANDING      5,293,333      6,400,000

























  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDER'S EQUITY
(EXPRESSED IN US DOLLARS)





                                                             (Deficit)
                                                             Accumulated
                                       Additional  Donated   During the
                                       Paid-in     Capital   Development
                    Number     Amount  Capital     (Note 5)  Stage       Total

Balance, August 25,
2005 (Date of
Inception)          $-         $-      $-          $-        $-           $-
Common stock issued
 for cash at
$0.001 per share
October 4, 2005      2,000,000  2,000   -           -         -           2,000
Common stock issued
for cash at
$0.001 per share
November 8, 2005     4,000,000  4,000   -           -         -           4,000
Common stock issued
for cash at
$0.05 per share
March 30, 2006       400,000    400    19,600       -         -          20,000
Donated services     -          -      -            3,000     -           3,000
Net loss             -          -      -            -         (12,078) (12,078)
Balance, August      6,400,000  6,400  19,600       3,000     (12,078)   16,922
31, 2006
Donated services     -          -      -            6,000     -           6,000
Net loss             -          -      -            -         (28,344) (28,344)
BALANCE, AUGUST 31,
2007                 6,400,000  6,400  19,600       9,000     (40,422)  (5,422)






















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

                                    August 25,                  August
                                    2005 (Date of   Year        25, 2005
                                    Inception)      Ended       (Date of
                                    to August       August      Inception) to
                                    31, 2006        31, 2007    August 31, 2007


CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                          $(12,078)       $(14,844)   $(26,922)
 Non-cash item:
  Donated services                   3,000           6,000       9,000
  Changes in non-cash
  operating working
  capital item:
   Other receivable                  (96)            96          -
   Accounts payable and accrued
   liabilities                       -               13,500      13,500
 Net cash (used in)
 operating activities                (9,174)         (8,748)     (17,922)

Cash Flows From Financing
Activities
 Issuance of common shares           26,000          -           26,000
Net cash provided by financing
activities                           26,000          -           26,000

Increase (decrease) in Cash          16,826          (8,748)     8,078
Cash, Beginning                      -               16,826      -
Cash, Ending                        $16,826         $8,078      $8,078

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
        Interest                    $-              $-          $-
        Income taxes                $-              $-          $-



















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(EXPRESSED IN US DOLLARS)


NOTE 1.    NATURE AND CONTINUANCE OF OPERATIONS

K-9 Concepts, Inc. ("the Company") was incorporated under the laws of the State of Nevada on August 25, 2005. The Company is in the business of marketing and distribution items to the general public. The Company is considered to be a development stage company and has not generated any significant revenues from operations since its inception.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2007, the Company has a working capital deficiency $5,422, has not yet achieved profitable operations and has accumulated a deficit of $40,422 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations  when  they  come due. The  outcome of  these  matters  cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These  financial  statements   have  been  prepared  in  accordance  with
generally accepted accounting principles in the United States of America ("US GAAP") and are presented in United States dollars.

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

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company has adopted SFAS No. 52 "Foreign Currency Translation" as of its inception. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(EXPRESSED IN US DOLLARS)


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short-term maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.


INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

LOSS PER SHARE

In accordance with SFAS No. 128 "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no dilutive stock equivalents, accordingly diluted loss per share is equal to basic loss per share.

RECENT ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3  COMMON STOCK

Authorized

75,000,000 common shares of stock with a par value of one tenth of one cent ($0.001) per share.

Issued

During the period from August 25, 2005 (inception) to August 31, 2006, the Company issued 6,400,000 common shares for total cash proceeds of $26,000.

The Company  has not adopted a stock option plan and has not granted any
stock  options.   Accordingly,  no  stock-based  compensation  has  been
recorded to date.

K-9 CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007


NOTE 4  DONATED CAPITAL

The Company recognized donated services by directors of the Company for management fees in fiscal 2007, valued at $500 per month, totaling $6,000 for the period from September 1, 2006 to August 31, 2007 and $3,000 for the period from March 1, 2006 to August 31, 2006. These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.


NOTE 5  INCOME TAXES

The following table summarizes the significant components of the Company's deferred tax assets:

------------------------------------------------------------------

                                                   2007      2006
------------------------------------------------------------------

 Deferred Tax Assets
   Non-capital losses carryforward            $  13,750 $   4,106
   Valuation allowance for deferred tax asset  (13,750)   (4,106)

 Net deferred tax assets                      $    -    $    -
------------------------------------------------------------------


At August 31, 2007, the Company has accumulated non-capital losses totaling approximately $40,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements as these losses are not likely to be realized.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name        Age         Position with RegistrantServed as a Director or Officer
Since

Albert  Au  42          President, C.E.O,        August 25, 2005
                        promoter and director

Jeanne Mok  36          Secretary, Treasurer,   August 25, 2005
                        principal accounting
                        officer, principal
                        financial officer and
                        director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

MR. ALBERT AU has acted as our president, chief executive officer, secretary, treasurer and as a director since our incorporation on August 25, 2005. For the past 20 years, Mr. Au has be involved in marketing and sales as well as in conducting Asian trade and investments. He has been involved in the import and export of toys, as well as household goods, between China and various key South American markets such as Brazil, Chile and Argentina. He has also acted as a master country distributor for a large motorcycle/scooter manufacturer in China exporting to Argentina and Vietnam. In addition, Mr. Au was also previously the master distributor for Tsingtao Brewery for Vietnam. He is currently a Vice-President for the Tiancheng Group, a large investment holding company and merchant bank under the CITIC Group. In that capacity, he is involved in the oversight of investments undertaken by Tiancheng in the Canadian market.


Mr. Au devotes 20% of his business time to our affairs. He is responsible for managing the implementation of our marketing strategy for the shower head products.

MS. JEANNE MOK has acted as our director since August 25, 2005. After graduating from England's Polam Hall School in 1990, where she majored in the fields of education and musical studies, Ms. Mok was employed as a teacher from 1991 to 1995 in Hong Kong's York English Kindergarten. Since 1995, she has owned and operated Famous Pet City, a Hong Kong-based distributor of pet products.

Ms. Mok devotes 10% of his business time to our affairs. She is responsible for overseeing our day to day affairs, including all administrative aspects. Along with Mr. Au, she is responsible for implementing our marketing and distribution strategies.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
-------------------------------------------------------------------------------

Albert Au                      0           0           0
(President and director)
Jeanne Mok                     0           0           0
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2007.

        Annual Compensation            Long Term Compensation
                          Other        Restricted                  All
Name(1)                   Annual       Stock    Options/ LTIP      Other
& Title Year Salary Bonus Compensation Awarded  SARS(#) Payouts($) Compensation

Albert
Au,     2007 $0	    0     0            0        0       0          0
President
Jeanne
Mok,    2007 $0     0     0            0        0       0          0
Secretary
Treasuruer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS      BENEFICIAL   PERCENT
CLASS       OF BENEFICIAL OWNER   OWNERSHIP    OF CLASS

COMMON      Albert Au              1,000,000   15.62%
STOCK       President, Chief
            Executive Officer
            and Director
            6250 King's Lynn Street
            Vancouver, BC V5E 3W1

COMMON      Jeanne Mok             1,000,000   15.62%
STOCK       Secretary, Treasurer
            Principal Accounting Officer
            and Director
            G/F, 233 Wong Chuk Wan
            Sai Kung, Hong Kong

COMMON      All officers and       2,000,000   31.24%
STOCK       directos as a group
            that consists
            Of shares two people

The percent of class is based on 8,230,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      10.1* Marketing and Sales Distribution Agreement
      31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            * filed as an exhibit to our registration statement on Form SB-2 dated January 3, 2007

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our   principal   accountants,  Dale  Matheson  Carr-Hilton  LaBonte, Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                        Fiscal year ended     Fiscal year ended
                        August 31, 2006       August 31, 2007

Audit fees              $5,000                $5,000
Audit-related fees       Nil                   Nil
Tax fees                 Nil                   Nil
All other fees           Nil                   Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-9 Concepts, Inc.


By      /s/ Albert Au
        Albert Au
        President, CEO & Director
        Date: November 16, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Albert Au__________
        Albert Au
        President, CEO & Director
        Date: November 16, 2007


By      /s/ Jeanne Mok___________
        Jeanne Mok
        Secretary and Director
        Date: November 16, 2007