Form 10QSB
period 2008-01-14
K-9 Concepts, Inc.
filed 2008-01-14
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ]Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

      For the period ended November 3, 2007

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


Rm 933, Block C, Harbourfront Horizon
HungHom Bay, 8 Hung Luen Road, Kowloon
-

(Address of principal executive offices)                  (Postal or Zip Code)


Issuer's telephone number, including area code:              852-6622-3666



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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,200,000 shares of common stock with par value of $0.001 per share outstanding as of January 14, 2008.

                               K-9 CONCEPTS, INC.
                         (A development stage Company)

                              FINANCIAL STATEMENTS

                               NOVEMBER 30, 2007

                                 (Unaudited)


































K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)


                                             November      August
                                             30,           31,
             ASSETS                          2007          2007
                                             (Unaudited)   (Audited)

CURRENT ASSETS
 Cash                                        $95,561       $8,078
 Interest receivalbe (Note 2)                 2,526         -
 Note receivable (Note 2)                     400,000       -
Total Assets                                  498,0871       8,078

         STOCKHOLDERS'
            EQUITY

Current Liabilities
 Accounts receivable and accrued liabilities  14,650        13,500
 Due to related party (Note 3)                200,000       -
Total Current Liabilities                     214,650       13,500

STOCKHOLDERS' EQUITY
  Common stock (Note 4)
   Authorized 75,000,000, par value
   $0.001 per share
   Issued and outstanding:
   7,150,000 common shares                    7,150         6,400
    (August 31, 2007 -  6,400,000
    common shares Additional paid in capital  318,850       19,600
    Donated capital                           10,500        9,000
    Retained earnings (deficit)               (53,063)      (40,422)

TOTAL STOCKHOLDERS' EQUITY                    283,437       (5,422)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $498,087      $8,078

















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                  Three      Three      August 25,
                                  Months     Months     2005 (Date
                                  Ended      Ended      of Inception)
                                  November   November   to November
                                  30, 2006   30, 2007   30, 2007


Expenses
 Bank charges                     43         17         367
 Filing and transfer agent fees   -          6,150      17,748
 Interest received                -          (2,526)    (2,526)
 Management fees                  1,500      1,500      10,500
 Marketing                        -          -          1,626
 Professional fees                -          7,500      22,348
 Travel and entertainment         -          -          3,000
Net loss                         $1,543    $12,641     $53,063


Basic and diluted loss per
share                           $(0.00)    $(0.00)
Weighted average number of
shares outstanding               6,962,500  6,400.000





















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                             August
                       Three      Three      25, 2005
                       Months     Months     (Date of
                       Ended      Ended      Inception) to
                       November   November   November
                       30, 2006   30, 2007   30, 2007


Cash Flows From
Operating Activities
 Net loss             $(1,543)   $(12,641)  $(53,063)
Non-cash item:
 Donated services      1,500      1,500      16,500
Changes in non-cash
operating working
capital items:
 Interest receivalbe   -          (2,526)    (2,526)
 Notes receivable      -          (400,000)  (400,000)
 Accounts Payable      -          1,150      14,650
 Due to related part   -          200,000    200,000
Net cash (used in)
operating activities   (43)       (212,517)  (224,439)

Cash Flows From
Financing Activities
 Issuance of common
 shares                -          300,000     320,000
 Net cash provided by
 financing activities  -          300,000     320,000

Increase (decrease)
in Cash                (43)       87,483      95,561
Cash, Beginning        16,826     8,078       -
Cash, Ending          $16,783    $95,561     $95,561

Supplemental disclosure
of cash flow information:
Cash paid during the period for:
 Interest             $-         $-          $-
 Income taxes         $-         $-          $-



















  The accompanying notes are an integral part of these financial statements.

K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(EXPRESSED IN US DOLLARS)
(UNAUDITED)



NOTE 1.	BASIS OF PRESENTATION

Unadiuted interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions pertaining to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United STates generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. These unaudited interim financial satements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments, considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

NOTE 2.NOTES RECEIVABLE

On October 30, 2007, the Company loaned $200,000 (Canadian $200,000) to the Aussie Soles Group with an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand. The note is repayable in Canadian funds.

On November 21, 2007, the Company loaned $200,000 to the Aussie Soles Group with an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

At November 30, 2007, the Company has accrued $2,526 in interest on these notes.

On October 31, 2007, the Company and the Aussie Soles Group executed a letter of intent, which expires January 31, 2008, whereby both parties agreed to negotiate exclusively regarding the proposed acquisition of the Aussie Soles Group by the Company. The Aussie Soles Group is involved in the design, production and global sales of Aussie SolesTM foot wear.

NOTE 3.RELATED PARTY TRANSACTIONS

During the period ended November 30, 2007 a director loaned the Company $200,000 (Canadian $200,000). The loan is unsecured, bears no interest and is repayable on demand. The loan is repayable in Canadian funds.


NOTE 4.COMMON STOCK

During the period ended November 30, 2007, the Company issued 750,000 units at $0.40 per unit for cash proceeds of $300,000. Each unit consists of one share of the Company's common stock and one stock purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.60 per share, for a period of two years.

On November 19, 2007, the Company received shareholder approval to amend its Articles of Incorporation to effect a three (3) for one (1) forward stock split of its authorized, issued and outstanding common stock so that its issued and outstanding capital increases from 6,400,000 shares to 19,200,000 shares and increase the post-split authorized capital from 75,000,000 shares to 100,000,000 shares, $0.001 par value per share. These amendments became effective on December 21, 2007, the date of filing with the Secretary of State of Nevada.




K-9 CONCEPTS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 5.SUBSEQUENT EVENTS

On December 12, 2007, the Company executed a Private Placement Subscription Agreement where the Company issued 400,000 Units at $0.40 per unit for total proceeds of $160,000. Each unit consists of one share of the Company's common stock and one warrant. Each warrant is exercisable into one common stock at an exercise price of $0.60 per warrant, for a period of two years.

On December 21, 2007 the Company filed an amended Articles of Incorporation with the Secretary of State of Nevada to effect a three (3) for one (1) forward stock split of its authorized, issued and outstanding common stock and to increase its authorized share capital to 100,000,000 common shares with a par value of $0.001 (See note 4).

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

The building products distribution industry is extremely fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. We compete with many local, regional and national building materials distributors and dealers.

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

We are also continuing to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. During the quarter, we entered into a standstill letter agreement with Aussie Soles, a company involved in the leisure footwear industry with a view to acquire the licensing rights and assets of such company. We are currently in the process of completing due diligence investigations of Aussie Soles and also investigating various opportunities in the biotechnology and alternative energy sectors.

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

During the quarter, the Company announced that we are proceeding with the sale of up to $600,000 in the private placement of its securities at $0.40 per Unit. Each Unit to consist of one share of the Company's common stock and one common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one share of Common Stock at an exercise price of US$0.60 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the private placement financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate sales. We expect to accomplish this by securing a significant number of agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2007

We did not earn any revenues in the three-month period ended NOVEMBER 30, 2007. During the same period, we incurred operating expenses of $12,641 consisting of filing and transfer agent fees of of $6,150, professional fees of $7,500, management fees of $1,500, interest received of ($2,526) and bank charges of $17.

At NOVEMBER 30, 2007, we had assets of $498,087 consisting of $95,561 in cash and $400,000 in notes receivable. We had current accrued liabilities of $14,650 as of NOVEMBER 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of NOVEMBER 30, 2007. This evaluation was conducted by Albert Au, our chief executive officer and Jeanne Mok, our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, Albert Au, our chief executive officer and Jeanne Mok, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were o changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2007 the Company's directors and a majority of its shareholders approved a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for three post split common shares of the Company and to inccrease the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001.

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

Reports on Form 8-K

During and subsequent to the quarter ended November 30 2007, we filed the following current report on Form 8-K:

   1. On November 28, 2007, we announced that we were proceeding with a private placement of up to 1,500,000 pre-split units of our common stock for total proceeds of $600,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2008


K-9 Concepts, Inc.


/s/ Albert Au
------------------------------
Albert Au, President