Form 10QSB
period 2008-04-14
K-9 Concepts, Inc.
filed 2008-04-14
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ]Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

     For the period ended February 29, 2008

[   ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

   For the transition period _______________ to ________________

            Commission File Number   333-139773

                            Aussie Soles Group Inc.
        _________________________________________________________________
        (Exact name of Small Business Issuer as specified in its charter)

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



                            K-9 Concepts, Inc.
        _________________________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,600,000 shares of common stock with par value of $0.001 per share outstanding as of April 14, 2008.

                            AUSSIE SOLES GROUP INC.
                         (FORMERLY K-9 CONCEPTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 29, 2008





























CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                             February 29,      August 31,
                ASSETS                       2008              2007


CURRENT ASSETS
 Cash                                        $129,501          $8,078
 Interest receivable (Note 4)                 16,331            -
 Inventory (Note 3)                           183,210           -
 Notes receivable (Note 4)                    625,000
____________________________________________________________________________
                                              954,042           8,078

EQUIPMENT, net (Note 5)                       106,500           -
INTANGIBLE ASSETS (Note 6)                    19,083,225        -
____________________________________________________________________________
                                             $20,143,767       $8,078

                LIABILITIES AND STOCKHODERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and
 accrual liabilities                         $25,229           $13,500
 Due to related party (Note 7)                200,000           -
____________________________________________________________________________
                                              225,229           13,500

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock  (Note 8)
  Authorized
   100,000,000, par value $0.001 per share
   Issued and outstanding:
   36,600,000 common shares
(August 31, 2007 - 19,200,000 common shares)  36,600            6,400
              Additional paid in capital      20,094,200        19,600
              Donated capital                 12,000            9,000
              Deficit accumulated during
              the development stage           (224,262)         (40,422)
____________________________________________________________________________
                                              19,918,538        (5,422)
____________________________________________________________________________
                                             $20,143,767       $8,078

SUBSEQUENT EVENTS (Note 10)








  The accompanying notes are an integral part of these consolidated financial statements.

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATION
 (UNAUDITED)


                 Three       Three       Six         Six         August 25,
                 Months      Months      Months      Months      2005 (Date
                 Ended       Ended       Ended       Ended       of Inception)
                 February    February    February    February    to February
                 29, 2008    28, 2007    29, 2008    28, 2007    29, 2008


EXPENSES
 Amortization-
 intangible
 assets          $160,363    $-          $160,363    $-          $160,363
 Amortization-
 tangible
 assets           1,500       -           1,500       -           1,500
 Bank charges     545         44          562         87          912

 Filing and
 transfer agent
 fees             1,878       750         8,028       750         19,626
 Interest income  (13,805)    -           (16,331)    -           (16,331)
 Management fees  1,500       1,500       3,000       3,000       12,000
 Marketing        2,000       -           2,000       -           3,626
 Professional
 fees             14,081      -           21,581      -           36,429
 Travel and
 entertainment    3,137       24          3,137       24          6,137
NET LOSS         $171,199    $2,318      $183,840    $3,861       $224,262

LOSS PER SHARE-
BASIC AND
DILUTED          $(0.01)     $(0.00)     $(0.01)     $(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC AND
DILUTED           25,470,000  19,200,000  22,508,287  19,200,000














  The accompanying notes are an integral part of these consolidated financial statements.

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                               Cumulative from
                       Six         Six         August 25,
                       Months      Months      2005 (Date
                       Ended       Ended       of Inception)
                       February    February    to February
                       29, 2008    28, 2007    29, 2008

CASH FLOW FROM
OPERATING ACTIVITIES
 Net loss              $(183,840)  $(3,861)    $(224,262)
 Non-cash items:
 Amortization-
 intangible assets      160,363     -           160,363
 Amortization-
 tangible assets        1,500       -           1,500
 Donated services       3,000       3000        12,000
 Changes in non-cash
 operating working
 capital items:
  Interest receivable   (16,331)                (16,331)
  Notes receivable      (625,000)   -           (625,000)
  Accounts payable
  and accrued
  liabilities           11,729      -           25,229
  Due to related
  party                 200,000     -           200,000

NET CASH USED IN
OPERATIONS              (448,579)   (861)       (466,501)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Cash used in acquisition
 of Aussie Soles
 International LLC      (29,998)    -           (29,998)

NET CASH USED IN
INVESTING ACTIVITIES    (29,998)    -           (29,998)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from share
 issuance               600,000     -           626,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES    600,000     -           626,000

INCREASE (DECREASE)
IN CASH                 121,423     (861)       129,501

CASH, BEGINNING         8,078       16,826      -

CASH, ENDING           $129,501    $15,965     $129,501

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
CASH PAID FOR:
 Interest             $-           $-          $-
 Income taxes         $-           $-          $-
NON-CASH ITEMS:
Share  issued  for
acquisition of Aussie Soles
International LLC
(Note 2)              $19,504,800  $-          $19,504,800

  The accompanying notes are an integral part of these consolidated financial statements.

1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the securities and exchange commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.


2. ACQUISITION OF AUSSIE SOLES INTERNATIONAL LLC

On February 15, 2008, the Company acquired 100% of the issued and outstanding shares of Aussie Soles International LLC ("Aussie Soles"), a private Nevada company. Aussie Soles is a footwear company in the development stage. Aussie Soles designs, produces, markets and distributes footwear to the leisure and industrial markets.

The aggregate purchase price  is  up  to  21,000,000  common  shares  of  the
Company. On February 15, 2008, the closing date of the transaction, 12,900,000 common shares with a fair value of $19,504,800 were issued in terms of the purchase agreement. The remaining 8,100,000 common shares are held in escrow and will be issued upon the achievement of the following:

a)  No damages claimed by the Company in terms of
    the  purchase  agreement for a period of six
   months after the closing date;                         2,100,000

b)  Signing of Canadian distribution agreement
    with the Hudson's Bay Company;                        2,000,000
c)  Signing of license agreement with a private
    label; and                                            2,000,000
d)  Registration of utility patents on two new shoe
    styles.                                               2,000,000
                                                        ______________
                                                          8,100,000

The acquisition was accounted for using the purchase method. The estimated fair values of the assets acquired at the date of acquisition are as follows:

Inventory                                                $183,210
Equipment                                                 108,000
Intellectual Properties (patents, trademarks and domain
names)                                                    19,243,588
                                                         $19,534,798

The Company incurred legal expenses of $29,998 relating to this acquisition which was capitalized as part of the net purchase price.

3. INVENTORY

Inventory comprises the following:

                                  February 29,       August 31,
                                  2008               2007
--------------------------------------------------------------------------
 Shoes held for re-sale           $183,210           $-
--------------------------------------------------------------------------

4. NOTES RECEIVABLE

On October 30, 2007, the Company loaned $200,000 (Canadian $200,000) to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand. The note is repayable in Canadian dollars.

On November 21, 2007, the Company loaned $200,000 to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

On January 15, 2008, the Company loaned $100,000 to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

On February 6, 2008, the Company loaned $25,000 to a company with a common director. The note is unsecured, interest free, and is repayable on demand.

On February 28, 2008 the Company loaned $100,000 to a company with a common director. The note is unsecured, interest free and is repayable on demand.

At February 29, 2008, the Company has accrued $16,331 in interest on these notes.

5. EQUIPMENT

Equipment comprises the following:



                            February 29,                   August 31,
                            2008                           2007
                            Accumulated
                 Cost       Amortization  Net Book Value   Net Book Value
Shoe Mouldings   $108,000   $1,500        $106,500         $-

  Equipment is amortized over a three year period on a straight-line basis.

6.    INTANGIBLE ASSETS

   Intangible assets comprise the following:



                              February 29,                   August 31,
                              2008                           2007
                              Accumulated
                 Cost         Amortization  Net Book Value   Net Book Value
Patent,
trademarks,
designs and
names            $19,243,588  $160,363      $19,083,225      $-


Intangible assets are amortized over a five year period on a straight-line basis.

7. RELATED PARTY TRANSACTIONS

a) The Company recognized donated services by the director of the Company for 2007 management fees, valued at $500 per month, totaling $3,000 for the six months period ended February 29, 2008.

b) The Company has a balance owing to a director of the Company in the amount of $200,000 as at February 29, 2008 (August 31, 2007: $ Nil). The amount due to the director is unsecured, interest free and has no fixed term of repayment.

8. COMMON STOCK

a) On December 20, 2007, the Company completed three for one (3:1) forward stock split of its common shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

b) During the six month period ended February 29, 2008, the Company completed a private placement of 1,500,000 units of its common stock at a price of $0.40 per unit. Each unit consists of one common share of the Company's common stock and one warrant. Each warrant is exercisable into one share of the Company's common stock at an exercise price of $0.60 per warrant, for a period of two years.

c) On February 15, 2008, the Company issued 12,900,000 of its common shares for the acquisition of 100% of the issued and outstanding shares of Aussie Soles International LLC (See Note 2).

9. INCOME TAXES

At February 28, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $158,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2025 after a carry forward period of 20 years. Due to the uncertainty of realization of these losses carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

10.SUBSEQUENT EVENTS

Effective March 24, 2008 the Company amended its Articles of Incorporation with the Secretary of State of Nevada to effect the change of the Company's name from K-9 Concepts, Inc. to Aussie Soles Group Inc..

Subsequent to February 29, 2008 the Company adopted a stock option plan for the issuance of up to 15% of its issued and outstanding common shares to employees and consultants at a price no less than the market price of the Company's shares exercisable for a period of up to ten years. No options have been granted in terms of the stock option plan.

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

ITEM 2. PLAN OF OPERATION

On February 15 2008, we entered into an exchange agreement with Aussie Soles International LLC, an early stage leisure footwear company. In consideration of the acquisition of a 100% equity interest in Aussie Soles, the Company will issue up to 21 million shares of its common stock, subject to certain escrow conditions and corporate milestones to be met by the principal of Aussie Soles.

Subsequent to the quarter, Craig Taplin, founder and CEO of Aussie Soles International LLC became the CEO of K-9, which has changed its name to Aussie Soles Group Inc. The new company intends to hire a management team and formally commence operations in North America in the near future.

The combined enterprise intends to build the brand, "Aussie Soles{trademark}" into a globally known brand of footwear and accessories for the fashion, surf, travel, and medical industries. The combined enterprise intends to accomplish its objectives by designing and marketing a complete line of reasonably priced casual footwear and related accessories for all seasons, by co-branding its products with high-visibility partners, and through patent and related intellectual property protection.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon sales they arrange.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:              $20,000
General administrative costs: $40,000

Total:                        $70,000

In addition, we anticipate spending an additional $10,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $80,000.

During the quarter, the Company completed the sale of $600,000 in the private placement of its securities at $0.40 per Unit on a pre- share split basis. Each Unit consisted of one pre-split share of the Company's common stock and one common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at a pre-split exercise price of US$0.60 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the private placement financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING FEBRUARY 29, 2008

We earned interest income of $13,805 in the three-month period ended FEBRUARY 29, 2008. During the same period, we incurred operating expenses of $185,004 consisting of amorization expenses of $161,863, filing and transfer agent fees of $1,878, professional fees of $14,081, management fees of $1,500, marketing fees of $2,000, travel and entertainment of $3,137 and bank charges of $545.

At FEBRUARY 29 2008, we had assets of $20,143,767 consisting of $129,501 in cash, a notes receivable of $625,000, inventory of $183,210, interest receivable of $16,331, equipment of $106,500 and $19,083,225 in intangible assets. We had current accounts payable and accrued liabilities of $25,229 and $200,000 due to a related party as of FEBRUARY 29, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as  of
FEBRUARY  29, 2008.   This  evaluation was conducted by Craig Taplin, our chief
executive officer and Jeanne Mok, our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, Craig Taplin, our chief executive officer and Jeanne Mok, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES
During the quarter, a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for three post split common shares of the Company was deemed effective by the NASD.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended February 29, 2008 the Company's directors and a majority of its shareholders approved an amendment to our Articles of Incorporation to change our company's name from "K-9 Concepts, Inc." to "Aussie Soles Group Inc."

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

Reports on Form 8-K

During and subsequent to the quarter ended February 29 2008, we filed the following current report on Form 8-K:

1. On February 22, 2008, we announced that we entered into an exchange agreement (the "Agreement") on February 15 2008 with Aussie Soles International LLC, a Nevada limited liability company and an early stage leisure footwear company. In consideration of the acquisition of a 100% equity interest in Aussie Soles, the Company will issue up to 21 million shares in its common stock capital, subject to certain escrow conditions and corporate milestones to be met by the principal of Aussie Soles.

2. On April 7, 2008, we filed a current report on Form 8-K disclosing that we have appointed Mr. Craig Taplin as President and Chief Executive Officer of the Company, in place of Mr. Albert Au, who will continue to serve as a director on the Company's Board of Directors.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2008


Aussie Soles Group Inc.


/s/ Craig Taplin
------------------------------
Craig Taplin, President