Form 10QSB
period 2008-07-15
Aussie Soles Group Inc.
filed 2008-07-15
CIK 1382943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2008

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange  Act of 1934

      For the transition period           to

            Commission File Number   333-139773

              __________Aussie Soles GroupInc._____________
    (Exact  name  of  Small Business Issuer as specified in its charter)

             Nevada                                        Pending

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


9/F, 600  Lexington Avenue, New York, NY                        10022
(Address of principal executive offices)                  (Postal or Zip Code)


Issuer's telephone number, including area code:              866-585-6068



                              K-9 Concepts, Inc.,
                     Rm 933, Block C, Harbourfront Horizon
                     HungHom Bay, 8 Hung Luen Road, Kowloon

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,483,333 shares of common stock with par value of $0.001 per share outstanding as of July 15, 2008.

                            AUSSIE SOLES GROUP INC.
                         (FORMERLY K-9 CONCEPTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2008






















CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                          May 31,        August 31,
                       ASSETS             2008           2007


Current Assets
 Cash                                    $81,083        $8,078
 Interest receivable (Note 4)             31,218         -
 Inventory (Note 3)                       197,630        -
 Deposit                                  190,221        -
 Notes receivable (Note 4)                525,000        -
                                          1,026,152      8,078

Equipment, net (Note 5)                   97,500         -
Intangible assets, net (Note 6)           18,121,046     -
                                         $19,244,698    $8,078

    Liabilities And Stocholders' Equity (Deficit)

Current Liabilities
 Accounts payable and accrual
 liabilities                             $127,257       $13,500
 Due to related party (Note 7)            225,148        -
                                          352,405        13,500

Stockholders' Equity (Deficit)
 Common stock  (Note 8)
 Authorized
  100,000,000, par value $0.001
  per share
  Issued and outstanding:
  37,483,333 common shares
  (August 31, 2007 - 19,200,000
  common shares)                          37,483         19,200
  Additional paid in capital              20,623,317     6,800
  Donated capital                         12,000         9,000
  Deficit accumulated during the
  development stage                       (1,780,507)    (40,422)
                                          18,892,293     (5,422)
                                         $19,244,698    $8,078











  The accompanying notes are an integral part of these consolidated financial statements.

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATION
(UNAUDITED)
                                                                   Cumulative
                                                                   From
                                                                   August
                     Three        Three     Nine         Nine      25, 2005
                     Months       Months    Months       Months    (Date of
                     Ended        Ended     Ended        Ended     Incepton) to
                     May 31,      May 31,   May 31,      May 31,   May 31,
                     2008         2007      2008         2007      2008

Expenses
 Amortization-
 intangible assets    $962,179     $-       $1,122,542   $-        $1,122,542
 Amortization-
 tangible assets       9,000        -        10,500       -         10,500
 Bank charges          280          20       842          107       1,192
 Consulting fees       107,134      -        107,134      -         107,134
 Filing and transfer
 agent fees            3,073        5,000    11,101       5,750     22,699
 Interest income       (15,887)     -        (32,218)     -         (32,218)
 Management fees       20,000       1,500    23,000       4,500     32,000
 Marketing             236,406      -        238,406      -         240,032
 Office                51,912       -        51,912       -         51,912
 Professional fees     73,031       2,000    94,612       2,000     109,460
 Rent                  2,400        -        2,400        -         2,400
 Tradeshows            42,570       -        42,570       -         42,570
 Travel and
 entertainment         64,147       -        67,284       24        70,284
 NET LOSS             $(1,556,245) $(8,520) $(1,740,085) $(12,381) $(1,780,507)



LOss Per Share-
Basic And Diluted     $(0.04)      $(0.00)  $(0.06)      $(0.00)

Weighted Average
Number Of Common
Shares Outstanding-
Basic And Diluted    36,786,775  19,200,000  27,353,954  19,200,000














  The accompanying notes are an integral part of these consolidated financial statements.

AUSSIE SOLES GROUP INC.
(FORMERLY K-9 CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                                          Cumulative
                                                          From
                                                          August
                                   Nine         Nine      25, 2005
                                   Months       Months    (Date of
                                   Ended        Ended     Incepton) to
                                   May 31,      May 31,   May 31,
                                   2008         2007      2008
Cash Flow From
Operating Activities
 Net loss                         $(1,740,085) $(12,381) $(1,813,341)
 Non-cash items:
 Amortization - intangible
 assets                            1,122,542    -         1,143,924
 Amortization - tangible assets    10,500       -         10,500
 Donated services                  3,000        4,500     12,000
 Changes in non-cash operating
 working capital items:
 Interest receivable               (31,218)     -         (31,218)
 Inventory                         (14,420)     -         (14,420)
 Deposit                           (190,221)    -         (190,221)
 Notes receivable net              (525,000)    -         (525,000)
 Accounts payable and accrued
 liabilities                       113,757      -         127,257

Net Cash Used In Operations        (1,252,145)  (7,881)   (1,270,067)

Cash Flows From Financing
Activities
 Cash used in acquisition of
 Aussie Soles
 International LLC                 (29,998)     -         (29,998)

Net Cash Used In Investing
Activities                         (29,998)     -         (29,998)

Cash Flows From Financing
Activities
 Due to related party              225,148      -         225,148
 Proceeds from share issuance      600,000      -         626,000
 Proceeds from warrant exercise    530,000      -         530,000

Net Cash Provided By Financing
Activities                         1,335,148    -         1,1381,148

Increase (Decrease) In Cash        73,005       (7,881)   81,083

Cash, Beginning

Cash, Ending

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

1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.


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

The  aggregate  purchase  price  is  up  to  21,000,000  common shares of the
Company. On February 15, 2008, the closing date of the transaction, 12,900,000 common shares with a fair value of $19,504,800 were issued in terms of the purchase agreement. The remaining 8,100,000 common shares are held in escrow and will be issued upon the achievement of the following:

a)  No damages claimed by the Company in terms of the purchase
    agreement for a  period of six months after the closing         2,100,000
    date;
b)  Signing of Canadian distribution agreement with the Hudson's
    Bay Company;                                                    2,000,000
c)  Signing of license agreement with a private label; and          2,000,000
d)  Registration of utility patents on two new shoe styles.         2,000,000
                                                                    8,100,000

As of May 31, 2008, none of the milestones above has been achieved. Therefore, 8,100,000 common shares remained in escrow.

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

3.  INVENTORY

Inventory comprises the following:

                                         May 31,                 August 31,
                                            2008                       2007
----------------------------------------------------------------------------
 Shoes held for re-sale $               197,630 $                        -
----------------------------------------------------------------------------

4.  NOTES RECEIVABLE

a) On October 30, 2007, the Company loaned $200,000 (Canadian $200,000) to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand. The note is repayable in Canadian dollars.

b) On November 21, 2007, the Company loaned $200,000 to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

c) On January 15, 2008, the Company loaned $100,000 to a company with a common director at an interest rate of 12% per annum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

d) On February 6, 2008, the Company loaned $25,000 to a company with a common director at an interest rate of 12% per anum, calculated and payable semi-annually. The note is unsecured and is repayable on demand.

e) On February 28, 2008, the Company loaned $100,000 to a company with a common director. The note is unsecured, interest free and is repayable on demand. This loan has been repaid during the three month ended May 31, 2008

f) At May 31, 2008, the Company has accrued $32,218 in interest on these notes.

5.  EQUIPMENT

Equipment comprises the following:


                              May 31,                              August 31,
                              2008                                 2007
                              Accumulated
                  Cost        Amortization    Net Book Value

Shoe Moldings    $108,000    $10,500         $97,500              $-

  Equipment is amortized over a three year period on a straight-line basis.

6.  INTANGIBLE ASSETS

   Intangible assets comprise the following:


                              May 31,                              August 31,
                              2008                                 2007
                              Accumulated
                  Cost        Amortization    Net Book Value

Patent,
trademarks,
designs and
domain
names            $19,243,588 $1,122,542      $18,121,046          $-

Intangible assets are amortized over a five year period on a straight-line basis.

7.  RELATED PARTY TRANSACTIONS

g) The Company recognized donated services by the director of the Company for 2007 management fees, valued at $500 per month, totaling $3,000 for the six month period ended May 31, 2008.

h) The company paid the President of the Company management fees of $5,000 per month, totaling $20,000 for the period of February 2008 to May 31, 2008.

i) The Company has a balance owing to a director of the Company in the amount of $200,000 as at May 31, 2008 (August 31, 2007: $nil). The amount due to the director is unsecured, interest free and has no fixed term of repayment.

j) During the quarter the President of the paid expenses on behalf of the Company of $25,148. The advance from the President is unsecured, interest free and have no fixed term of repayments.



8.  COMMON STOCK

a) On December 20, 2007, the Company completed three for one (3:1) forward stock split of its common shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

b) During the nine month period ended May 31, 2008, the Company completed a private placement of 1,500,000 units of its common stock at a price of $0.40 per unit. Each unit consists of one common share of the Company's common stock and one warrant. Each warrant is exercisable into one share of the Company's common stock at an exercise price of $0.60 per warrant, for a period of two years.

c) On February 15, 2008, the Company issued 12,900,000 of its common shares for the acquisition of 100% of the issued and outstanding shares of Aussie Soles International LLC (See Note 2).

d) During the nine month period ended May 31, 2008, the Company issued 883,333 common shares for warrant exercised at the price of $0.60 per warrant for total proceeds of $530,000.


9.  INCOME TAXES

At May 31, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $1,447,781, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2025 after a carry forward period of 20 years. Due to the uncertainty of realization of these losses carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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


The growth in the casual footwear industry has been well-documented. The casual and comfortable design and its affordable pricing seem to be attributing factors to consumer demand. We believe that the holed clog success story is reflective of a larger market dynamic that is shifting towards casual yet innovative designs that are affordable. We believe that this will create an opportunity for new entrants into this market, including smaller market participants such as ourselves.


As we phase out of the business line involving the distribution of shower heads
and  related  accessories,  our  business is now  primarily   devoted  to  the
manufacture and wholesale of innovative casual footwear for men, women, and children. Aussie Soles{trademark} are made from a patented closed cell polymer foam, which we refer to as Auslite, that is chemical and UV resistant, fade and crack resistant, and bacteria and odor resistant. With massaging innersoles and ventilation on the top and side of the shoe, the result is a light and comfortable clog which we believe consumers will find to be both lighter and more comfortable than existing brands. In Australia, Aussie Soles{trademark}- branded footwear products are sold in over 500 domestic retail outlets.

Since our business  combination with  Aussie  Soles,  we  have  commenced  the
development of the  logistics,   distribution   and  marketing  infrastructure
underlying  our  intent to  build  up  critical mass acceptance  of   Aussie
Soles{trademark} footwear and other accessory products globally, outside of the Australian market. During and post the quarter ended May 31 2008, our initial marketing efforts, focused primarily in the Western parts of Canada, have led to initial purchase orders and intents for our Aussie Soles{trademark}-branded footwear products in excess of $140,000., representing in excess of 70 individual retail storefronts and a couple of big box retailers with locations throughout Canada. Post the quarter end, we now also sell our footwear products directly to consumers through our website, www.aussiesoles.com.

To date, we have conducted limited marketing or advertising outside of attending trade shows. We believe that initially our attendance at tradeshows will serve as a critical platform for the unveiling and launching of our brand of products and will serve as an important source of pre-season orders. We are pursuing a strategy of having both established and break out celebrities, including sports figures, in the United States and Canada wear our shoes, which we believe will help our grassroots efforts to grow brand awareness. We are also pursuing co-branding initiatives with certain sporting teams or leagues in the United States and Canada, commencing with our licensing arrangement with the Canadian Football League. Initially, we expect to build product and brand awareness and generate sales growth through grassroots efforts and a limited marketing budget. Those efforts will include: trade shows, word of mouth, public relations efforts promoting our products in various trade publications and media outlets, and use of our website, www.aussiesoles.com, to build awareness of our brand.

Our trademarks, trade names, copyrights, trade secrets and patent designs are valuable and integral to our business. To this extent, prior to our business combination and during the quarter, we have registered Aussie Soles{trademark} and Relax Ya FeetTM as trademarks in Australia, Switzerland, China, Germany, Spain, France, UK, Italy, Japan, Singapore, the USA, Hong Kong, Canada, Benelux, New Zealand and Russia. Our Snuggs {trademark} brand is registered as a trademark in Australia, Hong Kong, Benelux, New Zealand and Russia. We have also registered as a trademark our formula of closed-cell polymer foam called Auslite{trademark} in Australia, Switzerland, China, Germany, Spain, France, UK, Italy, Japan, Singapore, USA. Our other registered trademarks are Aussie Snuggs{trademark}, Aussie Souls{trademark}, The Suffer{trademark}, Kids Klogs{trademark}, Clinics{trademark} 1 and 2, Chief{trademark}, Starfish{trademark}, Resorts{trademark}, Marine{trademark}.

Our plan is to hire regional sales personnel and enter into agreements with distributors covering certain territories or geographies in order to effect sales and render product support as necessary.

We have one full time employee, our President and CEO, Craig Taplin. Our Lead Designer Steve Francis, a contract employee but will join us on a full-time basis once our product business can justify his full-time effort.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon sales they arrange.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                      $200,000
General administrative costs:         $250,000

Total:                                $450,000

In addition, we anticipate spending an additional $50,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $500,000.

During the nine months ended May 31 2008, the Company completed the sale of $600,000 in the private placement of its securities at $0.40 per Unit on a pre-share split basis. Each Unit consisted of one pre-split share of the Company's common stock and one common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at a pre-split exercise price of US$0.60 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the private placement financing and the exercise of the underlying share purchase warrants, we will have sufficient funds for any immediate working capital needs, additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate sales. We expect to accomplish this by securing a significant number of sales with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2008

We earned interest income of $15,887 in the three-month period ended MAY 31, 2008. During the same period, we incurred operating expenses of $1,572,132 consisting of amorization expenses of $971,179, filing and transfer agent fees of $3,073, professional fees of $73,031, consulting fees of $107,134, management fees of $20,000, marketing fees of $236,406, office expenses of $54,312, tradeshow expenses of $42,570, travel and entertainment of $64,147 and bank charges of $280.

At MAY 31 2008, we had assets of $19,244,6984 consisting of $81,083 in cash, a notes receivable of $525,000, inventory of $197,630, inventory deposit of $190,221, interest receivable of $32,218, equipment of $97,500 and $18,121,046 in intangible assets. We had current accounts payable and accrued liabilities of $127,257 and $225,148 due to a related party as of MAY 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and  procedures as of
MAY  31,  2008.   This  evaluation  was  conducted  by  Craig Taplin, our chief executive officer and principal accounting officer.

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


CONCLUSIONS

Based upon their evaluation of our controls, Craig Taplin, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Reports on Form 8-K

During and subsequent to the quarter ended May 31 2008, we filed the following current report on Form 8-K:

   1. On April 7, 2008, we filed a current report on Form 8-K disclosing that we have appointed Mr. Craig Taplin as President and Chief Executive Officer of the Company, in place of Mr. Albert Au, who will continue to serve as a director on the Company's Board of Directors.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2008


Aussie Soles Group Inc.


/s/ Craig Taplin
------------------------------
Craig Taplin, President