Form 10-Q/A
period 2007-02-28
GLOBAL HOUSING GROUP
filed 2015-11-30
CIK 1382943

                                    UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

                                (Amendment No. 1)

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

Rule 12b-2 of the Exchange Act).    Yes  [  ]   No  [X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,400,000 shares of common stock with par value of $0.001 per share outstanding as of April 16, 2007.

EXPLANATORY REASON FOR AMEMENDMENT:

The Company has never been a "Shell" status and the box was checked wrongly. The Box "NO" is now properly checked.


                               K-9 CONCEPTS, INC.

                         (A development stage Company)

                              FINANCIAL STATEMENTS

                               February 28, 2007

                             (Stated in US Dollars)

                                  (Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS





K-9 CONCEPTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


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



  The accompanying notes are an integral part of these financial statements.





K-9 CONCEPTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)


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

 OUTSTANDING



  The accompanying notes are an integral part of these financial statements.





K-9 CONCEPTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)


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



  The accompanying notes are an integral part of these financial statements.


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


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


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


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


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

April 16, 2007

K-9 Concepts, Inc.

/s/ Albert Au

------------------------------

Albert Au, President

=============================================================

SIGNATURE

Resubmitted: November 30, 2015

Now Called Predictive Technology Group, Inc. (f.k.a Global Enterprises Group, Inc.)(f.k.a Global Housing Group, Inc.)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Merle Ferguson

/s/ Merle Ferguson

Chairman

November 30, 2015