Form 10-Q/A
period 2007-05-31
GLOBAL HOUSING GROUP
filed 2015-12-01
CIK 1382943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

                                (Amendment No.1)

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

Yes  []   No  [  X ]

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


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


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



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


                                            Nine      Nine

                                          Months    Months

                                           Ended     Ended     August 25, 2005

                                         May 31,   May 31, (Date of Inception)

                                            2007      2006        May 31, 2007


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


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


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


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


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

$40,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-

month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

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


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

AMENDMENT SIGNATURE

Resubmitted: December 1, 2015

Now Called Predictive Technology Group, Inc. (f.k.a Global Enterprises Group, Inc.)(f.k.a Global Housing Group, Inc.)

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Merle Ferguson

/s/ Merle Ferguson

Chairman

December 1, 2015