Form 10-K/A
period 2007-08-31
GLOBAL HOUSING GROUP
filed 2015-12-01
CIK 1382943

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                               (Amendment No. 1)

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


Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).

               Yes                                    No [ X ]

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

                            TABLE OF CONTENTS

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND


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

Steam shower rooms are also gaining in popularity. They are usually self-

enclosed units that function as a regular shower but also use a humidifying steam generator to produce a warm aura of relaxing water vapor.

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


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


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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR SALES AND GROWTH PROSPECTS.

The U.S. vitamin supplements and health product retail industry is a large and highly fragmented industry. We compete primarily against other specialty distributors and retailers, supermarkets, drugstores, mass merchants, multi-

level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations.

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


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


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





K-9 CONCEPTS, INC.

A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)


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


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





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


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


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


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

-----------------------------------------------------------------

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

American markets such as Brazil, Chile and Argentina. He has also acted as a master country distributor for a large motorcycle/scooter manufacturer in China exporting to Argentina and Vietnam. In addition, Mr. Au was also previously the master distributor for Tsingtao Brewery for Vietnam. He is currently a Vice-

President for the Tiancheng Group, a large investment holding company and merchant bank under the CITIC Group. In that capacity, he is involved in the oversight of investments undertaken by Tiancheng in the Canadian market.

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

                               Number      Transactions Known Failures

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




        Annual Compensation            Long Term Compensation


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



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

</TEXT>

</DOCUMENT>