Form 10-Q/A
period 2007-11-30
GLOBAL HOUSING GROUP
filed 2015-12-01
CIK 1382943

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


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


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


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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.Management is not aware of any threatened litigation, claims or assessments.

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