Form 10-Q/A
period 2008-02-29
PREDICTIVE TECHNOLOGY GROUP, INC,.
filed 2016-02-24
CIK 1382943

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

             Nevada                                        Pending

(State or other jurisdiction of               (IRS Employer Identification No.)incorporation or organization)

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





AUSSIE SOLES GROUP INC.

(FORMERLY K-9 CONCEPTS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)


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





AUSSIE SOLES GROUP INC.

(FORMERLY K-9 CONCEPTS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATION

 (UNAUDITED)


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



  The accompanying notes are an integral part of these consolidated financial statements.





AUSSIE SOLES GROUP INC.

(FORMERLY K-9 CONCEPTS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)


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



  The accompanying notes are an integral part of these consolidated financial statements.


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





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



The  acquisition  was accounted for using the purchase method.  The estimated fair values of the assets acquired at the date of acquisition are as follows:





Inventory                                                $183,210

Equipment                                                 108,000

Intellectual Properties (patents, trademarks and domain

names)                                                    19,243,588

                                                         $19,534,798



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


4. NOTES RECEIVABLE

On October 30, 2007, the Company  loaned  $200,000  (Canadian  $200,000) to a company  with  a  common  director  at  an  interest  rate  of 12% per annum,

calculated and payable semi-annually. The note is unsecured and  is repayable on demand. The note is repayable in Canadian dollars.

On November 21, 2007, the Company loaned $200,000 to a company with  a common director  at an interest rate of 12% per annum, calculated and payable  semi-

annually. The note is unsecured and is repayable on demand.

On January  15,  2008, the Company loaned $100,000 to a company with a common director at an interest  rate  of 12% per annum, calculated and payable semi-

annually. The note is unsecured and is repayable on demand.

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

5. EQUIPMENT

Equipment comprises the following:





                            February 29,                   August 31,

                            2008                           2007

                            Accumulated

                 Cost       Amortization  Net Book Value   Net Book Value

Shoe Mouldings   $108,000   $1,500        $106,500         $-



  Equipment is amortized over a three year period on a straight-line basis.

6.    INTANGIBLE ASSETS

   Intangible assets comprise the following:





                              February 29,                   August 31,

                              2008                           2007

                              Accumulated

                 Cost         Amortization  Net Book Value   Net Book Value

Patent,

trademarks,

designs and

names            $19,243,588  $160,363      $19,083,225      $-



Intangible  assets  are  amortized over a five year period on a straight-lineis.


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

Soles International LLC (See Note 2).

9. INCOME TAXES

At  February  28,  2008,  the Company had accumulated non-capital loss carry-

forwards of approximately $158,000,  which  are  available  to reduce taxable income in future taxation years. These losses begin to expire in 2025 after a carry  forward  period of 20 years. Due to the uncertainty of realization  of these losses carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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


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

At  FEBRUARY 29 2008, we had assets of $20,143,767 consisting  of  $129,501  in cash,a  notes   receivable  of  $625,000, inventory  of  $183,210,  interest receivable of $16,331,  equipment  of  $106,500 and  $19,083,225  in intangible assets.  We had current accounts payable and accrued liabilities of $25,229 and $200,000 due to a related party as of FEBRUARY 29, 2008.

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

Disclosure controls are controls and  other  procedures  that  are  designed to ensure that information that we are required to disclose in the reports we file pursuant  to  the  Securities  Exchange  Act of  1934  is  recorded, processed,summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and  fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance  that  the  objectives  of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be  faulty and that  breakdowns  can  occur because of simple error or mistake. Additionally,controls  can  be circumvented by  the  individual  acts  of  some persons,  by collusion of two  or  more  people  or by management override of a control.  A design  of  a  control  system  is also based upon  certain  assumptions  aboutpotential future conditions; over time, controls  may become inadequate becauseof  changes  in conditions, or the degree of compliance  with the  policies  orprocedures may  deteriorate.  Because  of  the  inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Craig Taplin, our  chief executive officer and Jeanne Mok, our principal accounting officer, have concluded  that,ubject to  the limitations  noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis  during the  period  when our reports are being  prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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


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