Form 10-Q
period 2018-12-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2019-02-14
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission file number 000-56008

PREDICTIVE TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1139372
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2735 Parleys Way, Suite 205, Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

+1 (888) 407-9761
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of Predictive common stock outstanding as of February 13, 2019 was 248,846,403.

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2018 and 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	Unaudited	Audited

ASSETS
Current assets:
Cash	$ 2,559,929	$ 1,206,139
Accounts receivable	740,455	719,068
Inventory	3,912,445	3,791,374
Other current assets	47,124	17,551
Total current assets	7,259,953	5,734,132
Fixed assets, net of depreciation	2,470,604	773,870
License agreements, net of amortization	16,500,222	20,962,620
Patents, net of amortization	7,519,514	7,761,187
Trade secrets, net of amortization	42,689,862	8,096,311
Equity method investments	43,239,947	45,564,845
Other long-term assets	18,569	12,000
Total assets	$ 119,698,671	88,904,965
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,668,145	$ 1,322,149
Accrued liabilities	1,049,220	1,034,905
Subscription payable	3,600,000	4,409,390
Total current liabilities	7,317,365	6,766,444
Long-term subscription payable	8,740,610	10,965,610
Total liabilities	16,057,975	17,732,054

Shareholders' equity:
Common stock, par value $0.001, 248,846,403, and 224,496,093 shares issued and outstanding at December 31, 2018 and June 30, 2018;
900,000,000 shares authorized	248,846	224,496
Additional paid-in capital	144,543,434	108,072,429
Common stock subscriptions receivable	-	(1,025,000)
Accumulated deficit	(40,970,309)	(35,978,862)
Total controlling interest	103,821,971	71,293,063
Non-controlling interest	(181,275)	(120,152)
Total shareholders' equity	103,640,696	71,172,911
Total liabilities and shareholders' equity	$ 119,698,671	$ 88,904,965

 See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Revenue	$10,687,036	$3,378,526	$18,750,838	$5,413,934
Cost of goods sold	3,059,136	904,384	5,925,871	1,759,549
Gross profit	7,627,900	2,474,142	12,824,967	3,654,385

Operating expenses:
Sales and marketing	3,431,157	953,232	5,853,876	1,584,819
General administrative	2,520,281	1,116,273	5,079,761	5,788,466
Research and product development	1,759,560	37,380	2,364,950	49,880
Amortization and depreciation expense	1,992,534	850,116	3,664,964	1,948,681
Total operating expenses	9,703,532	2,957,001	16,963,551	9,371,846

Operating profit (loss)	(2,075,632)	(482,859)	(4,138,584)	(5,717,461)

Other income, net	(599,627)	106,568	(913,986)	212,286

Loss before income taxes	(2,675,259)	(376,921)	(5,052,570)	(5,513,927)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(2,675,259)	$(376,921)	$(5,052,570)	$(5,513,927)

Net loss non-controlling interest	(33,454)	(628)	(61,123)	(8,752)

Net loss controlling interest	$(2,641,850)	$(375,663)	$(4,991,447)	$(5,505,175)

Basic weighted average shares outstanding	230,111,417	203,135,262	230,111,417	203,135,262

Basic loss per share	(0.012)	(0.002)	(0.022)	(0.027)

Comprehensive loss:
Net loss	(2,641,805)	(375,663)	(4,991,447)	(5,505,175)
Unrealized gain (loss) on available-for-sale securities, net of tax	-	-	-	-
Change in foreign currency translation adjustment	-	-	-	-
Comprehensive loss	$(2,641,805)	$(375,663)	$(4,991,447)	$(5,505,175)

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$ (5,052,570)	$ (5,513,927)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	3,663,973	1,948,681
Stock, options and/or warrants exchanged for service	1,308,318	4,133,966
Change in equity method investment	914,898	-
Changes in operating assets and liabilities:
Accounts receivable	(29,650)	(339,003)
Inventory	(121,072)	(1,156,446)
Prepaid expenses	(21,309)	(65,333)
Other assets	(6,569)	66,665
Accounts Payable	1,345,996	739,042
Accrued liabilities	14,315	(712,934)
Net cash provided (used) in operating activities	2,016,330	(899,289)

Cash flows from investing activities:
Purchases of property and equipment	(1,204,756)	-
Proceeds from sale of equipment	-	249,674
Capitalization of patent application costs	(140,675)	(302)
Net cash provided (used) by investing activities	(1,345,431)	249,372

Cash flows from financing activities:
Cash proceeds from stock subscriptions	1,025,000	514,050
Proceeds from acquisitions	799,980	-
Cash payments for subscription payable	(1,142,089)	-
Net cash provided in financing activities	682,891	514,050

Net increase (decrease) in cash and cash equivalents	1,353,790	(135,869)
Cash and cash equivalents at the beginning of the period	$ 1,206,139	$ 968,202
Cash and cash equivalents at the end of the period	$ 2,559,929	$ 832,333

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Six months ended December 31,
	2018	2017
Common stock issued for intangibles and other	15,160,386	1,936,777
Minority interest acquired for conversion of notes	-	3,186,121
Acquisition of minority interests	-	20,935,308
Common stock subscriptions issued	-	2,650,950
Common stock issued for acquisitions	23,460,000	-
Revaluation of warrants issued for license agreement	(3,475,649)	-

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc. together with its subsidiaries (collectively, “PTG” or the “Company”) develops and commercializes discoveries and technologies involved in novel molecular diagnostic and pharmaceutical therapeutic/Human Cells, Tissues and Human Cellular and Tissue-Based Products (“HCT/Ps”). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person’s risk of disease and pharmaceutical therapeutics and HCT/Ps designed to effectively prevent and treat the disease.  The Company’s corporate headquarters are located in Salt Lake City, Utah.

SEGMENT INFORMATION:

In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.  The Company operates in two reportable segments: HCT/Ps and diagnostics and therapeutics. Predictive Biotech’s HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  Predictive Technology's diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

	3 months ended December 31,	6 months ended December 31,	Year Ended June 30,
	2018	2018	2018
Segment revenues
HCT/Ps	$ 10,687,037	$ 18,750,838	$ 16,624,336
Diagnostics and therapeutics	-	-	-
Total consolidated revenues	$ 10,687,037	$ 18,750,838	$ 16,624,336

Segment operating income (loss)
HCT/Ps	$ 2,059,400	$ 2,732,404	$ (5,821,549)
Diagnostics and therapeutics	(4,135,032)	(6,870,988)	(6,503,628)
Total consolidated operating income (loss)	$ (2,075,632)	$ (4,138,584)	$ (12,325,177)

Reconciliation of segment operating income
to income before income taxes
Segment operating income	$ (2,075,632)	$ (4,138,584)	$ (12,325,177)
Equity method gain/(loss)	(600,116)	(914,898)	(899,950)
Impairment charges	-	-	-
Interest income / (expense)	489	912	199,953
Segment income before income taxes	$ (2,675,259)	$ (5,052,570)	$ (13,025,174)

	3 months ended December 31,	6 months ended December 31,	Year Ended June 30,
Capital assets, net	2018	2018	2018
HCT/Ps	$ 1,417,153	$ 1,417,153	$ 438,277
Diagnostics and therapeutics	1,053,451	1,053,451	335,592
Total capital assets, net	$ 2,470,604	$ 2,470,604	$ 773,869

Depreciation expense
HCT/Ps	$ 66,970	$ 103,992	$ 82,306
Diagnostics and therapeutics	58,910	105,021	68,339
Total depreciation expense	$ 125,880	$ 209,013	$ 150,645

Intangible and equity method investment assets, net
HCT/Ps	$ 6,939,097	$ 6,939,097	$ 8,096,311
Diagnostics and therapeutics	103,010,447	103,010,447	74,288,652
Total intangible and equity method investment assets, net	$ 109,949,544	$ 109,949,544	$ 82,384,963

Amortization expense
HCT/Ps	$ 704,446	$ 1,408,892	$ 2,817,786
Diagnostics and therapeutics	1,162,208	2,041,599	1,605,103
Total amortization expense	$ 1,866,654	$ 3,450,491	$ 4,422,889

Warrants and options expense (non-cash)
HCT/Ps	$ 319,689	$ 375,438	$ 8,216,888
Diagnostics and therapeutics	336,442	932,880	2,310,539
Total warrants and options expense (non-cash)	$ 656,131	$ 1,308,318	$ 10,527,427

BASIS OF PRESENTATION:

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on June 30.

Consolidation

These consolidated financial statements include the financial statements of Predictive Technology Group, Inc. and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2018 and June 30, 2018, the Company had $2,059,929 and $956,139 in excess of the FDIC insured limit.

Going Concern

These financial statements were prepared on a going concern basis.  The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Predictive Biotech, Inc. (“Predictive Biotech”), a subsidiary of PTG, began operations during the fiscal year ended June 30, 2017.   Since inception of operations, revenues have exceeded cash expenses and such excess contributes to the overall operations of PTG.

In addition, PTG has raised sufficient capital through stock subscriptions to fund its obligations under its licenses and other agreements for the development of molecular diagnostics products under license in Predictive Therapeutics, LLC (“Predictive Therapeutics”), a subsidiary of PTG.  It is anticipated that the initial sale of such products will take place in the first half of calendar year 2019 and accelerating through the second half of calendar 2019.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  At the present time most sales are through credit cards, however from time to time, credit is granted to customers on a short-term basis without requiring collateral, and as such, these accounts receivable, do not bear interest, although a finance charge may be applied to such receivables that are past due.    The Company has in place credit policies and procedures and approval process for sales returns and credit memos.

Inventories

Inventories consist primarily of HCT/Ps produced by Predictive Biotech.  We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs are expensed as incurred.

We analyze our inventory levels annually and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management.  The related costs are recognized as cost of goods sold in the Consolidated Statements of Operations.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  All stock subscribed as of the date of these financial statements has been collected.  The stock is not issued until subscriptions are collected.

Prepaid Expenses

Amounts paid in advance for expenses are accounted for as prepaid expenses and classified as current assets if such amounts are to be recognized as expense with the current period.

Property, Plant and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Lab equipment items have depreciable lives of 5 years, furniture items have depreciable lives of 5 to 7 years, and computer equipment items have depreciable lives of 3 years. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired patents, licenses, trade secrets and other intellectual property.  Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, and definite-lived intangibles subject to depreciation and amortization, as well as acquisition costs of subsidiaries, are reviewed for impairment annually, typically at the end of the fiscal year, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, restrictions to capital markets, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, and/or significant litigation.  The Company first will assess qualitative factors above to determine whether it is necessary to perform the two-step impairment test to identify any impairment loss.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows, or fair value, of the related asset or group of assets over their remaining lives.  The Company used a qualified, independent, and certified third-party valuation expert to determine the estimates of future cash flows that determine fair value. The Company then compared fair value to carrying value.  Other than what is recorded in the financial statements seen above, there are no additional asset groups in which the fair value is less than or close to carrying value.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method).

The standard was effective for the Company beginning July 1, 2018. The Company elected to adopt the standard using the modified retrospective approach. This approach was adopted because the Company believes the new Standard has very little impact on revenue recognition for the current products sold.

The Company generates revenue by selling Human Cell and Tissue Products (HC/TP’s) to clinics and doctors. Revenue from these sales are recorded at the invoiced amount net of any discounts or contractual allowances. The Company has determined that the shipment of the product indicates transfer of control for revenue recognition purposes.

We have evaluated each of the five steps in Topic 606, which are as follows:

1) Identify the contract with the customer;

2) Identify the performance obligations in the contract;

3) Determine the transaction price;

4) Allocate the transaction price to the performance obligations; and

5) Recognize revenue when (or as) performance obligations are satisfied.

Our conclusion is that we have identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified under the old standard. As a result, the timing of our revenue appears to remain the same in comparison to the prior revenue recognition guidance.

We sell our products through a direct sales force and through distribution in the U.S.  Revenues from these customers are recognized when all the following steps identified above have occurred.  These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.  We reserve for sales returns, including returns related to defective products, as a reduction in net sales, based on our historical experience.  These reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for 6 months ended December 31, 2018 and for the year ended June 30, 2018.

The Company also has significant experience with historical discount patterns and uses this experience to finalize transaction prices. In accordance with ASU 2016-12, the Company would elect to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for e.g. sales tax, value added tax etc.  However, as our business is thus far not with the end consumer, the collection of taxes is unnecessary.

The Company has also elected to apply the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects cash directly from customers immediately adjacent to shipment.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. We are currently evaluating our control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance.

 Shipping and Handling

We bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Research and Product Development Costs

The Company expenses research and product development costs as incurred.

Product Liability and Warranty Costs

The Company maintains product liability insurance and has not experienced any related claims from its products offerings. The Company also offers a warranty to customers providing that its products will be delivered free of any materials defects.  There have been no material costs incurred since inception based on estimated return rates.  The Company reviews the adequacy of its recorded accrual on a quarterly basis.

Income Taxes

Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

Measurement of Fair Value

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning July 1, 2019 and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. We do not presently anticipate that the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on July 1, 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us beginning on July 1, 2018 with early adoption permitted. We do not presently anticipate that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 will be effective for us beginning on July 1, 2018. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption of ASU 2016-01, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We do not presently anticipate that the adoption of ASU 2016-01 will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. ASU 2015-17 was effective for us as of July 1, 2017. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected not to early adopt ASU 2015-17. We do not anticipate that the adoption of ASU 2015-17 will have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for us beginning on July 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We have evaluated the adoption of this standard on a retrospective basis and believe it will have no material impact to what has been reported.  Therefore, the Company will adopt this standard on a modified retrospective basis.

NOTE 2 BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

Predictive Therapeutics, LLC

On April 15, 2015, Global Enterprises Group, Inc. (“GLHO”) acquired 100% of Predictive Therapeutics, LLC.  After the acquisition, GLHO changed its name to Predictive Technology Group, Inc.   On October 31, 2015, the initial agreement was modified to make certain technical corrections and adjustments for contingencies which were not met at that date.  The Company issued a total of 131,058,458 shares of common stock in this transaction.  Under this merger agreement, there was a change in control which has been treated for accounting purposes as a reverse recapitalization.

LifeCode Genetics, Inc.,

On November 6, 2015, the Company announced the acquisition of LifeCode Genetics, Inc. (“LifeCode”) as its wholly owned subsidiary. LifeCode holds a strategic equity investment of 10.169% in Juneau Biosciences, LLC (“Juneau”).   In addition to the development of an assay and related services for the prognosis and monitoring of endometriosis in the infertility market which the Company has licensed, Juneau is developing technologies for the diagnosis of other women’s health issues.

The Company issued 6,561,870 common shares to acquire LifeCode and has recorded the acquisition as a Portfolio Investment with a valuation set at $16,404,675.

A share exchange agreement was entered into on September 22, 2015 that required the Company to issue to LifeCode former shareholders to meet the terms of the exchange agreement an additional 5,718,372 shares.  Using the OTC value (defined as the share price listed on the date of the transaction in the over-the-counter dealer markets and networks) for the additional shares issued results in an increase of value to $30,700,605, an increase of $14,295,930.  A valuation performed by an external outside valuation expert supports a September 22, 2015 value of $16,520,150 resulting in a day one impairment of $14,180,455.

The fair value of the purchase consideration issued to the sellers of LifeCode was allocated to the units of equity acquired.

Juneau reports to its members on a calendar year basis and LifeCode records its distributable share of such reported income using the equity method.

SEC Rule 4-08(g) of Regulation S-X requires a registrant to disclose, in the notes to its financial statements, summarized balance sheet and income statement information of all investees on an aggregate basis, if deemed significant.  See such summaries below.  The numbers presented in the schedules below related to Juneau are audited for the fiscal year ended June 30, 2017, and are unaudited for the year ended June 30, 2018.

Juneau Bioscience, LLC
Consolidated Balance Sheets

	December 31,
	2018	2017
Assets	Unaudited	Audited
Current assets
Cash	148,527	$ 40,077
Total current assets	148,527	40,077
Other long-term assets	27,159,139	152,824
Total assets	$ 27,307,666	$ 192,901

Liabilities and member's equity
Current liabilities
Accounts payable	$ 2,243	$ 23,786
Accrued liabilities	1,255,674	5,744,449
Total current liabilities	1,257,917	5,768,235
Long-term Liabilities	1,398,968	1,303,074
Member's equity
Additional paid-in capital	57,902,036	22,196,288
Accumulated deficit	(33,251,255)	(29,074,696)
Total member's equity	24,650,781	(6,878,408)

Total liabilities and member's equity	$ 27,307,666	$ 192,901

Juneau Bioscience, LLC
Consolidated Statements of Operations

	Years ended December 31,
	2018	2017
	Unaudited	Audited
Revenue from operations (net)	$ 2,554,037	$ 2,443,677
Gross profit from operations	2,554,037	2,443,677

Operating expenses
General and administrative	4,973,927	2,489,421
Total operating expense	4,973,927	2,489,421
Loss from operations	(2,419,890)	(45,744)

Other income (expense)
Other income (expense)	66	396
Net income / (loss)	$ (2,419,824)	$ (45,348)

ReNovo Biotech, Inc.

On March 28, 2016, the Company announced the acquisition of ReNovo Biotech, Inc. as its wholly owned subsidiary.  The acquisition provides the Company access to ReNovo Biotech’s cellular, tissue, biomaterial and regenerative medicine products and product candidates. This subsidiary is operated under the name Predictive Biotech, Inc. The Company issued 9,500,000 common shares to effect the acquisition which is recorded at a cost of $14,087,000.

The purchase price was allocated to “trade secrets” including protocols to develop an amniotic allografts and umbilical cord allograft line of products in accordance with the provisions of ASC 805, Business Combinations.  Such trade secrets were determined to be recognizable apart from any form of goodwill and are “technology-based”.

Aggregate amortization expense for the 6 months ended December 31, 2018 and December 31, 2017, was approximately and $1,408,893 and $1,700,233 respectively.

Estimated amortization expense for the developed technology consists of the following as of December 31, 2018:

Year Ending June 30
2019	$2,817,786
2020	2,817,786
2021	2,460,739

Inception DX, LLC

On August 22, 2018, the Company entered into an agreement captioned “Securities Purchase Agreement” with the members of Inception DX, LLC (“Inception”), a Utah limited liability company. Under the terms of the agreement, the Company acquired Inception for 15,500,000 shares of common stock. Inception owns laboratory equipment, partial interest in database records for over 31,900,000 individuals for use in genetics research, 400,000 units in Juneau Biosciences, LLC, initial CLIA registration, CLIA lab protocols, and other assets. Once the CLIA registration is completed, Inception will be used as a CLIA laboratory by Predictive Technology Group, Inc. and its affiliates.

The stock issued was for cash, laboratory equipment, Juneau Biosciences, LLC units “Juneau units”, and trade secrets related to the DNA database and protocols related to a future laboratory use as a CLIA lab.  The cash was valued at face value.  The Juneau units was based on the valued assigned when the Company entered into a subscription to purchase units of Juneau ($1.10 per unit).  The laboratory equipment was valued at market value as it had not been used and the Company is aware of the approximate market purchase price.  It will be classified as equipment with a 5-year life.  The proprietary data, DNA library, protocols, research and methods are classified as a trade secret in our industry.  Therefore, the Company determined to allocate the remaining value of the assets purchased as a trade secret with a 15-year life.

The stock price on 8/22/2018 was $0.92/share.  Indicating a purchase price of $14,260,000 requiring allocation:

•

Cash

$     799,980

•

Lab equipment

                     700,000

•

Investment in minority interest

                     440,000

•

Trade secrets

  12,320,020

Total purchase price:

$14,260,000

The financial statements presented above reflect the increase of this minority interest investment.  The 400,000 units acquired in this acquisition increased our ownership less than 1%, and as such, the Company has not acquired more than 50% of Juneau, in total, as of September 30, 2018.  The $440,000 allocated to Investment in Minority Interest is offset by our estimated share of the loss in Juneau’s operations for the quarter ended September 30, 2018.

Taueret Laboratories, LLC

On August 22, 2018, the Company entered into an agreement captioned “Asset Purchase Agreement” (the “Purchase Agreement”) with Taueret Laboratories, LLC and its members. Under the terms of the Purchase Agreement, the Company issued warrants exercisable for 16,500,000 shares of the Company’s common stock. The warrants were exercisable at fair market value of the Company’s common stock on the closing date. In consideration for the warrants, the Company acquired (i) approximately 1,000 degenerative disc disease related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, (iii) project plan, study paperwork, promotional study and materials used in the research study, (iv) exclusive use of a DNA biobank that has collection over 300,000 samples for multiple diseases that the Company may target, (v) the remaining interest in database records for over 31,900,000 individuals for use in genetics research, and (vi) other assets.

The warrants issued are for proprietary data and methods that are otherwise a trade secret in our industry.  Therefore, the Company determined to classify the assets purchased as trade secrets with a 15-year life.  The Company used a Black Scholes calculation to determine valuation of the warrants to assign the purchase price of $15,160,386.

Regenerative Medical Technologies, Inc.

On December 19, 2018 the Company executed a merger with the members of Regenerative Medical Technologies, Inc. (“RMT”), a Utah corporation. The Company acquired RMT for 10,000,000 shares of common stock. RMT holds various assets including (i) models, methods and protocols for collection birthing tissue and DNA samples, (ii) patient registry models, methods and protocols to collect clinical outcomes and electronic medical records, and (iii) designs and methodologies relating to many initiatives that are complementary to anticipated product offerings and ongoing research, and (iv) other assets.

The stock price on 12/19/2018 indicated a purchase price of $9,200,000 requiring allocation.  The Company determined that the assets acquired qualify for treatment as trade secrets within in industry, and the purchase price was allocated as such.  The Company believes the trade secrets in this combination will be used over a period of 15 years, and as such will amortize over that period.

Aggregate amortization expense for the 6 months ended December 31, 2018 and December 31, 2017, was approximately and $27,586, and $0 respectively.

Estimated amortization expense for the assets consists of the following as of December 31, 2018:

Year Ending June 30
2019	$331,032
2020	613,333
2021	613,333
2022	613,333
2023	613,333
Thereafter	6,415,635

NOTE 3 INVENTORIES

	Period ended	Year ended
	December 31,	June 30,
	2018	2018
Finished goods	$ 2,166,644	$ 1,621,745
Work-in-process	1,722,420	2,148,989
Shipping supplies	23,382	20,640
Total inventory on hand	$ 3,912,445	$ 3,791,374

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

	Period ended	Year ended
	December 31,	June 30,
	2018	2018
Computer equipment	$ 305,254	$ 154,132
Furniture	37,663	36,942
Lab equipment	1,542,929	504,203
Software	321,881	-
Other fixed assets in progress	627,757	234,460
	$ 2,835,484	$ 929,737

Less accumulated depreciation	(364,880)	(155,867)

Property, plant and equipment, net	$ 2,470,604	$ 773,870

NOTE 5 INTANGIBLE ASSETS

Predictive Technology Group, Inc. through its subsidiary Predictive Therapeutics, LLC has a number of patents and license agreements categorized under “Intellectual Property” and “Licenses Agreements.”

License Agreements with Juneau

Subsequently, on December 28, 2016, Predictive Therapeutics and Juneau amended and restated the license agreement dated July 9, 2015.  The amended license fees associated with this agreement required minimum monthly payments of $100,000 through April

2017. Beginning in May 2017, minimum monthly payments of $120,000 were required through August 2017, and subsequent payments of $500,000 for the next four consecutive months.  The term of the license is for a term ending at the last expired claim of the licensed patents. In the event of a default, either party may terminate the agreement (i) thirty days after the party who is in material breach receives notice of the breach from the non-breaching party where (ii) the breaching party fails to cure the breach during said thirty-day period.  Additionally, the Company issued additional warrants and stock for the license (see Note 7) in order to finalize a subscription agreement.  This amounted to $18,159,211, in total value, issued in March of 2018.

An additional license fee of $2,000,000 is due and payable once the Company has received profits of $25,000,000 under the agreement.

Upon first commercial sale of the licensed assay, the Company will issue Juneau common shares with a market value of $2,500,000.  Net sales, once commercially available, are split evenly by the Company and Juneau after deducting the cost of the lab test fees, subject to certain minimums.

In addition to the license for the commercialization of assays and related services for the prognosis and monitoring of endometriosis in the infertility market, the Company has entered into a license agreement with Juneau to use the assay as a companion diagnostic test as the rationale for on-label endometriosis therapeutic patents.  This license agreement was amended and restated on December 28, 2016.

The agreement initially required a $250,000 license fee which was paid during 2013 and 2014.  A subsequent milestone payment of 250,000 shares of Company stock was due to Juneau on October 19, 2016 and was previously issued.   Once FDA approval is granted on any companion diagnostic test, a final milestone payment of $250,000 is due.

The agreement requires a 2% royalty for the sale of patented therapeutic products specifically covered by the agreement.

The Company has elected to capitalize the periodic payments when paid, through the development stage, and amortizes the licenses using the expected life of the underlying patents.

In December of 2018 the Company and Juneau agreed that, due to extenuating circumstances, they renegotiated the price paid for the license. The warrants issued initially for this license agreement were cancelled, and a new round of warrants was issued with a higher strike price. Based on the issue date in December, and using the Company's market price of stock for valuation, there was a decrease in the value assigned to the license agreement of approximately $3.5M. There was an associated adjustment to amortization expense.

Amortization expense for 6 months ended December 31, 2018 and December 31, 2017, was approximately and $986,749 and $65,966 respectively. We did not record any impairment charges during the 6 months ended December 31, 2018 and December 31, 2017.

Estimated amortization expense for the developed technology consists of the following as of December 31, 2018:

Year Ending June 30
2019	$1,892,330
2020	1,723,941
2021	1,723,941
2022	1,723,941
2023	1,723,941
Thereafter	8,717,835

Other Patents, Trade Secrets and Technologies

Patents were acquired by Predictive Therapeutics, LLC on September 22, 2015 by issuing 541,325 Class A Units of Predictive Therapeutics and have no contingencies or royalty obligations.  These patents were recorded on Predictive Therapeutics, LLC’s books at a purchase price of $9,750,000.

Amortization expense for the 6 months ended December 31, 2018 and December 31, 2017 was approximately $382,348 and $158,723, respectively.  We did not record any impairment charges during these periods.

Estimated amortization expense for the developed technology consists of the following as of December 31, 2018:

Year Ending June 30
2019	$764,696
2020	764,696
2021	794,696
2022	794,696
2023	794,696
Thereafter	3,791,659

NOTE 6 VARIABLE INTEREST ENTITIES

ASC Topic 810 requires the primary beneficiary of a Variable Interest Entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest or in which the equity investment at risk is insufficient to finance the entity’s activities without receiving financial support from the other parties.

In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

Juneau Biosciences, LLC

The Company has license agreements with Juneau as described in note 5.  The Company owns approximately 49.6% ownership of Juneau.   This ownership percentage includes the interest of approximately 10% in Juneau units through its wholly owned subsidiary, LifeCode.

On August 3, 2017, the Company entered into an unsecured loan agreement where it lent Juneau the principal amount of $300,000. The loan is convertible into Class A Units of Juneau at the rate of $1.00 per unit. On August 8, 2017, an additional loan was made to Juneau to renegotiate a debt Juneau owed to a third party.  On December 31, 2017, principal and accrued interest in the aggregate amount of $3,685,308 was owed on the notes referenced above. Effective December 31, 2017, the Company exercised its right to convert the amounts owed on the notes into Class A Units and Juneau issued 3,685,308 Class A Units to the Company upon conversion of all amounts owed on said notes.

In December 2017, the Company and Juneau reached verbal agreement on many of the terms described below. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. The subscription agreement was subsequently amended and restated on two occasions. The latest amendment occurred on August 22, 2018. The subscription agreement, as amended, provides:

•

For a subscription in the total amount of 15,681,818 Class A Units at a price of $1.10 per unit.

•

The investment to be made in tranches:

o

The first tranche was $1,875,000 and was paid in full;

o

The second tranche was $400,000 and was paid subsequent to year end; and

o

The third tranche is $15,000,000 and will be paid in monthly installments totaling $4,409,390 in fiscal 2019, installments of $7,200,000 in fiscal 2020 and installments of $3,390,610 in fiscal 2021.

•

The Company has the right to stop funding at any time.

•

If the Company stops funding the investment, any securities that are not paid for will be returned to Juneau for cancellation.

•

There is a use of proceeds associated with the funding as well as oversight of operating budgets and expenditures.

•

The Juneau board was expanded by three members and the vacancies were filled by nominees of the Company.

•

The Company’s licenses with Juneau were amended to reduce the royalty rate and expand the scope of the licenses to include the entire field of endometriosis and pelvic pain in consideration for the issuance of 1,000,000 shares of the Company’s common stock and warrants exercisable for 14 million shares of common stock at $.80 per share.

•

The Company granted Juneau piggy-back registration rights with respect to the common stock issued to Juneau and issuable to Juneau upon exercise of the warrant.

•

The shares issued or issuable to Juneau are subject to a one-year lock-up.

•

The subscription contemplates the possible acquisition of Juneau by the Company on terms to be subsequently agreed.

•

If the Company does not fund the entire subscription, then the ongoing obligations of Juneau that do not relate to the license agreements will terminate.

On October 8, 2018 the Company and Juneau agreed that, due to extenuating circumstances, it was determined to decrease the amount of units subscribed to in the aforementioned amendment. The Company agreed to subscribe to 14,000,000 units at a purchase price of $1.10 per unit, a decrease in the subscription of 1,681,818 units. As mentioned in Note 5, the warrants associated with this agreement for the licenses were negotiated separately at a later date.

Juneau regularly seeks, and has received, investments from private investors and holds debt from other creditors.  Juneau’s management and a majority of the Juneau board of managers are independent of the Company. The Company owns less than 50% of the outstanding equity of Juneau. Accordingly, Management has concluded that the Company is not the primary beneficiary of Juneau and accordingly, does not hold a significant variable interest in Juneau sufficient to require consolidation.

The Company continues to reevaluate this business relationship to determine whether it may be subject to the VIE model.

NOTE 7 ACCRUED LIABILITIES

	Period ended	Year ended
	December 31,	June 30,
	2018	2018
Employee compensation and benefits	$ 413,683	$ 281,768
Other	673,968	1,037,833
Total accrued liabilities	$ 1,087,651	$ 1,319,601

NOTE 8 INCOME TAXES

The components of the provision for income taxes for the quarter ended December 31, 2018 and the year ended June 30, 2018, consisted of the following:

	Dec 31,	June 30,
	2018	2018
Deferred tax assets:
Net operating loss carry-forwards	$ 55,560	$ 28,831
Depreciation and Amortization	(136,638)	(63,551)
Other	34,071	11,374
R&D Credit	198,367	276,012
Valuation Allowance	(151,360)	(252,666)
Net Deferred Taxes	$ -	$ -

At December 31, 2018 and June 30, 2018, the Company had net operating loss carry-forwards of approximately $157,412 and $718,557, respectively, which will expire in the years 2035-2037.

We are subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In our opinion, we have made adequate provisions for income taxes for all years subject to audit.

Although we believe our estimates are reasonable, the final outcomes of these matters may be different from those which we have reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and operating results in the period in which we make such determination.

NOTE 9 SHAREHOLDER’S EQUITY

As of December 31, 2018, and June 30, 2018, the Company had 248,846,403 and 224,496,403 shares issued and outstanding or pending issuance under contractual obligation.

The company issued 10,000,000 shares of its common stock on December 19, 2018 to acquire Regenerative Medical Technologies, Inc., see note 2.

The company issued 15,500,000 shares of its common stock on July 22, 2018 to acquire Inception Dx Laboratories, see note 2.

On August 7, 2018 the Company issued 50,000 shares of common stock for services related to the HCT/P business.

On August 30, 2018, the Company entered into an agreement captioned Consulting Agreement with Avira Financial, LLC whereby Avira will be performing various business development, marketing and consulting services for the Company. In consideration for these services, the Company granted warrants to Avira exercisable for 5,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Warrants to acquire 250,000 shares vested upon issuance and the remainder of the warrants vest over a three year period, subject to accelerated vesting upon the occurrence of certain events. The warrants expire on the earlier of (i) the five year anniversary of the date of issuance or (ii) the date the Consulting Agreement is terminated.

On August 30, 2018, the Company authorized the grant of stock options exercisable for 15,840,000 shares of common stock to employees. All options are exercisable at the closing price of the Company’s common stock on the date of grant.  As of December 31, 2018, 1,990,000 options had been granted from this authorization.

The following is a summary of warrant activity from July 2016 through December 2018:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Warrants:
Outstanding June 30, 2018	42,268,520	$0.50	4.1
Granted	35,750,000	0.91	4.8
Exercised	-	-	-
Forfeited/Cancelled	(14,000,000)	0.80	4.5
Outstanding December 31, 2018	64,018,520	0.73	4.4

NOTE 10 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended December 31, 2017
Basic EPS and diluted	(376,291)	203,135,262	(0.002)

Three months ended December 31, 2018
Basic EPS and diluted	(2,675,259)	230,111,417	(0.012)

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Six months ended December 31, 2017
Basic EPS and diluted	(5,513,927)	203,135,262	(0.027)

Six months ended December 31, 2018
Basic EPS and diluted	(5,052,570)	230,111,417	(0.022)

As the Company is in a loss position, any calculation with dilutive effects would reduce the loss per share amount, and, as such, the Company will not perform the calculation.

NOTE 11 STOCK OPTION PLAN

 In 2015 a Stock Option Plan was adopted to advance the interests of the Company and its shareholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company.

Eligible participants include employees, officers, certain consultants, or directors of the Company or its subsidiaries.  The Board may designate any Option granted hereunder either as an Incentive Stock Option (ISO) or as a Non-statutory Stock Option (NSO). The Board may grant ISOs only to persons who are employees of the Company and/or its subsidiaries.

The aggregate number of shares of Option Stock that may be issued pursuant to the exercise of Options granted under this Plan will not exceed fifteen percent (15%) of the total outstanding shares of the Company's common stock, par value $.001 per share.

A summary of option activity is as follows for the fiscal period ended December 31, 2018 and the fiscal year ended June 30, 2018:

	December 31, 2018		June 30, 2018
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of period	4,938,500	$ 0.78	300,000	$ 1.00
Options granted	1,845,000	0.92	4,638,500	0.77
Less:
Options exercised	-		-	-
Options canceled or expired	-		-	-
Options outstanding at end of period	6,783,500	$ 0.82	4,938,500	$ 0.78
Options exercisable at end of period	-		-	-
Options vested and expected to vest	3,083,570	0.79	2,495,250	0.70
Weighted average fair value of options granted during the period	$ 1,730,701		$ 3,436,010

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options outstanding			Options exercisable
Range of Exercise prices	Number outstanding at December 31, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2018	Weighted average exercise price
0.50 - 0.80	2,850,000	5.40	0.64	-	-
0.88 - 1.23	3,933,500	5.81	0.93	-	-

As of December 31, 2018 there was no unrecognized share-based compensation expense related to stock options.

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company has commitments under license agreements which are described in note 4.

We lease office and research space under month-to-month leasing arrangements.  Therefore, we do not believe we have any material leasing commitments.

Rent expense under operating leases was $159,079 and $116,912 for the 6 months ended December 31, 2018 and the year ended June 30, 2018, respectively.

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 14, 2019, the date on which the financial statements were available to be issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10.

Overview

We develop and commercialize discoveries and technologies involved in novel molecular diagnostic, regenerative medicine products and HCT/Ps. We use this information as the cornerstone in the development of new diagnostics that assess a person’s risk of disease and pharmaceutical therapeutics and HCT/Ps designed to effectively prevent and treat the disease.

In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.  We operate in two reportable segments: HCT/Ps and diagnostics and therapeutics. Our HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use. Our diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

	Years ended June 30,
	2018	2017
Segment revenues
HCT/Ps	$ 16,624,336	$ 2,585,362
Diagnostics and therapeutics	-	-
Total consolidated revenues	$ 16,624,336	$ 2,585,362

Segment operating income (loss)
HCT/Ps	$ (5,821,549)	$ (3,220,478)
Diagnostics and therapeutics	(6,503,628)	(1,568,070)
Total consolidated operating income (loss)	$ (12,325,177)	$ (4,788,548)

Reconciliation of segment operating income
to income before income taxes
Segment operating income	$ (12,325,177)	$ (4,788,548)
Equity method gain/(loss)	(899,950)	(128,594)
Impairment charges	-	(1,603,394)
Interest income / (expense)	199,953	315,742
Income before income taxes	$ (13,025,174)	$ (6,204,794)

	Years ended June 30,
Capital assets, net	2018	2017
HCT/Ps	$ 438,277	$ 73,143
Diagnostics and therapeutics	335,592	445,791
Total capital assets, net	$ 773,870	$ 518,934

Depreciation expense
HCT/Ps	$ 82,306	$ 2,895
Diagnostics and therapeutics	68,339	1,677
Total depreciation expense	$ 150,645	$ 4,572

Intangible and equity method investment assets, net
HCT/Ps	$ 8,096,311	$ 10,914,097
Diagnostics and therapeutics	74,288,652	26,968,113
Total intangible and equity method investment assets, net	$ 82,384,963	$ 37,882,210

Amortization expense
HCT/Ps	$ 2,817,786	$ 2,817,786
Diagnostics and therapeutics	1,605,103	871,221
Total amortization expense	$ 4,422,889	$ 3,689,007

Warrants and options expense (non-cash)
HCT/Ps	$ 8,216,888	$ 1,116,586
Diagnostics and therapeutics	2,310,539	105,338
Total warrants and options expense (non-cash)	$ 10,527,427	$ 1,221,924

	3 months ended December 31,	6 months ended December 31,	Year Ended June 30,
	2018	2018	2018
Segment revenues
HCT/Ps	$ 10,687,037	$ 18,750,838	$ 16,624,336
Diagnostics and therapeutics	-	-	-
Total consolidated revenues	$ 10,687,037	$ 18,750,838	$ 16,624,336

Segment operating income (loss)
HCT/Ps	$ 2,059,400	$ 2,732,404	$ (5,821,549)
Diagnostics and therapeutics	(4,135,032)	(6,870,988)	(6,503,628)
Total consolidated operating income (loss)	$ (2,075,632)	$ (4,138,584)	$ (12,325,177)

Reconciliation of segment operating income
to income before income taxes
Segment operating income	$ (2,075,632)	$ (4,138,584)	$ (12,325,177)
Equity method gain/(loss)	(600,116)	(914,898)	(899,950)
Impairment charges	-	-	-
Interest income / (expense)	489	912	199,953
Segment income before income taxes	$ (2,675,259)	$ (5,052,570)	$ (13,025,174)

	3 months ended December 31,	6 months ended December 31,	Year Ended June 30,
Capital assets, net	2018	2018	2018
HCT/Ps	$ 1,417,153	$ 1,417,153	$ 438,277
Diagnostics and therapeutics	1,053,451	1,053,451	335,592
Total capital assets, net	$ 2,470,604	$ 2,470,604	$ 773,869

Depreciation expense
HCT/Ps	$ 66,970	$ 103,992	$ 82,306
Diagnostics and therapeutics	58,910	105,021	68,339
Total depreciation expense	$ 125,880	$ 209,013	$ 150,645

Intangible and equity method investment assets, net
HCT/Ps	$ 6,939,097	$ 6,939,097	$ 8,096,311
Diagnostics and therapeutics	103,010,447	103,010,447	74,288,652
Total intangible and equity method investment assets, net	$ 109,949,544	$ 109,949,544	$ 82,384,963

Amortization expense
HCT/Ps	$ 704,446	$ 1,408,892	$ 2,817,786
Diagnostics and therapeutics	1,162,208	2,041,599	1,605,103
Total amortization expense	$ 1,866,654	$ 3,450,491	$ 4,422,889

Warrants and options expense (non-cash)
HCT/Ps	$ 319,689	$ 375,438	$ 8,216,888
Diagnostics and therapeutics	336,442	932,880	2,310,539
Total warrants and options expense (non-cash)	$ 656,131	$ 1,308,318	$ 10,527,427

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and financial position are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates. We believe the following critical accounting policies identify our most critical accounting policies, which are the policies that are both important to the representation of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern

The financial statements were prepared on a going concern basis. The going concern basis assumes that we will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Predictive Biotech, Inc., a wholly owned subsidiary, began operations during the fiscal year ended June 30, 2017. Since inception of operations, revenues have exceeded cash expenses and such excess contributes to the overall operations of PTG.

In addition, we have raised sufficient capital through stock subscriptions to fund our obligations under our licenses and other agreements for the development of molecular diagnostics products under an exclusive license. It is anticipated that the initial sale of such products will take place in the first half of calendar year 2019 and accelerating through the second half of calendar 2019.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  At the present time most sales are through credit cards, however from time to time, credit is granted to customers on a short-term basis without requiring collateral, and as such, these accounts receivable, do not bear interest, although a finance charge may be applied to such receivables that are past due.  The Company has in place credit policies and procedures and approval process for sales returns and credit memos.

Inventories

Inventories consist primarily of HCT/Ps we produce. We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs are expensed as incurred.

We analyze our inventory levels annually and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management.  The related costs are recognized as cost of goods sold in the Consolidated Statements of Operations.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted. All stock subscribed as of the date of the financial statements has been collected. The stock is not issued until subscriptions are collected.

Prepaid Expenses

Amounts paid in advance for expenses are accounted for as prepaid expenses and classified as current assets if such amounts are to be recognized as expense with the current period.

Property, Plant and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Lab equipment items have depreciable lives of five years, furniture items have depreciable lives of 5 to 7 years, and computer equipment items have depreciable lives of 3 years. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired patents, licenses, trade secrets and other intellectual property.  Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, and definite-lived intangibles subject to depreciation and amortization, as well as acquisition costs of subsidiaries, are reviewed for impairment annually, typically at the end of the fiscal year, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, restrictions to capital markets, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, and/or significant litigation.  The Company first will assess qualitative factors above to determine whether it is necessary to perform the two-step impairment test to identify any impairment loss.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows, or fair value, of the related asset or group of assets over their remaining lives.  The Company used a qualified, independent, and certified third-party valuation expert to determine the estimates of future cash flows that determine fair value. The Company then compared fair value to carrying value.  Other than what is recorded in the financial statements seen above, there are no additional asset groups in which the fair value is less than or close to carrying value.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued the converged standard on revenue recognition with the objective of providing a single, comprehensive model for all contracts with customers to improve comparability in the financial statements of companies reporting using International Financial Reporting Standards and U.S. GAAP. The standard contains principles that an entity must apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity must recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method).

The standard was effective for the Company beginning July 1, 2018. The Company elected to adopt the standard using the modified retrospective approach. This approach was adopted because the Company believes the new Standard has very little impact on revenue recognition for the current products sold.

The Company generates revenue by selling Human Cell and Tissue Products (HC/TP’s) to clinics and doctors. Revenue from these sales are recorded at the invoiced amount net of any discounts or contractual allowances. The Company has determined that the shipment of the product indicates transfer of control for revenue recognition purposes.

We have evaluated each of the five steps in Topic 606, which are as follows:

1) Identify the contract with the customer;

2) Identify the performance obligations in the contract;

3) Determine the transaction price;

4) Allocate the transaction price to the performance obligations; and

5) Recognize revenue when (or as) performance obligations are satisfied.

Our conclusion is that we have identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified under the old standard. As a result, the timing of our revenue appears to remain the same in comparison to the prior revenue recognition guidance.

We sell our products through a direct sales force and through distribution in the U.S.  Revenues from these customers are recognized when all the five steps identified above have occurred.  These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.  We reserve for sales returns, including returns related to defective products, as a reduction in net sales, based on our historical experience.  These reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for 6 months ended December 31, 2018 and for the year ended June 30, 2018.

The Company also has significant experience with historical discount patterns and uses this experience to finalize transaction prices. In accordance with ASU 2016-12, the Company would elect to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for e.g. sales tax, value added tax etc.  However, as our business is thus far not with the end consumer, the collection of taxes is unnecessary.

The Company has also elected to apply the practical expedient for not adjusting revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects cash directly from customers immediately adjacent to shipment.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. We are currently evaluating our control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance.

Shipping and Handling

We bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Research and Product Development Costs

We expense research and product development costs as incurred.

Product Liability and Warranty Costs

We maintain product liability insurance and has not experienced any related claims from its products offerings. We also offer a warranty to customers providing that its products will be delivered free of any materials defects.  There have been no material costs incurred since inception based on estimated return rates.  We review the adequacy of its recorded accrual on a quarterly basis.

Income Taxes

Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

Measurement of Fair Value

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Impact of Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning July 1, 2019 and early adoption is permitted. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. We do not presently anticipate that the adoption of ASU 2017-01 will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on July 1, 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for us beginning on July 1, 2018 with early adoption permitted. We do not presently anticipate that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 will be effective for us beginning on July 1, 2018. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption of ASU 2016-01, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We do not presently anticipate that the adoption of ASU 2016-01 will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require all deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. ASU 2015-17 was effective for us as of July 1, 2017. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected not to early adopt ASU 2015-17. We do not anticipate that the adoption of ASU 2015-17 will have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for us beginning on July 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We have evaluated the adoption of this standard on a retrospective basis and believe it will have no material impact to what has been reported.  Therefore, the Company will adopt this standard on a modified retrospective basis.

Business Combinations

 Predictive Therapeutics, LLC

On April 15, 2015, Global Enterprises Group, Inc. (“GLHO”) acquired 100% of Predictive Therapeutics, LLC.  After the acquisition, GLHO changed its name to Predictive Technology Group, Inc.   On October 31, 2015, the initial agreement was modified to make certain technical corrections and adjustments for contingencies which were not met at that date.  The Company issued a total of 131,058,458 shares of common stock in this transaction.  Under this merger agreement, there was a change in control which has been treated for accounting purposes as a reverse recapitalization.

LifeCode Genetics, Inc.,

On November 6, 2015, the Company announced the acquisition of LifeCode Genetics, Inc. (“LifeCode”) as its wholly owned subsidiary. LifeCode holds a strategic equity investment of 10.169% in Juneau Biosciences, LLC (“Juneau”).   In addition to the development of an assay and related services for the prognosis and monitoring of endometriosis in the infertility market which the Company has licensed, Juneau is developing technologies for the diagnosis of other women’s health issues.

The Company issued 6,561,870 common shares to acquire LifeCode and has recorded the acquisition as a Portfolio Investment with a valuation set at $16,404,675.

A share exchange agreement was entered into on September 22, 2015 that required the Company to issue to LifeCode former shareholders to meet the terms of the exchange agreement an additional 5,718,372 shares.  Using the OTC value (defined as the share price listed on the date of the transaction in the over-the-counter dealer markets and networks) for the additional shares issued results in an increase of value to $30,700,605, an increase of $14,295,930.  A valuation performed by an external outside valuation expert supports a September 22, 2015 value of $16,520,150 resulting in a day one impairment of $14,180,455.

The fair value of the purchase consideration issued to the sellers of LifeCode was allocated to the units of equity acquired.

Juneau reports to its members on a calendar year basis and LifeCode records its distributable share of such reported income using the equity method.

SEC Rule 4-08(g) of Regulation S-X requires a registrant to disclose, in the notes to its financial statements, summarized balance sheet and income statement information of all investees on an aggregate basis, if deemed significant.  See such summaries below.  The numbers presented in the schedules below related to Juneau are audited for the fiscal year ended June 30, 2017, and are unaudited for the year ended June 30, 2018.

Juneau Bioscience, LLC
Consolidated Balance Sheets

	December 31,
	2018	2017
Assets	Unaudited	Audited
Current assets
Cash	148,527	$ 40,077
Total current assets	148,527	40,077
Other long-term assets	27,159,139	152,824
Total assets	$ 27,307,666	$ 192,901

Liabilities and member's equity
Current liabilities
Accounts payable	$ 2,243	$ 23,786
Accrued liabilities	1,255,674	5,744,449
Total current liabilities	1,257,917	5,768,235
Long-term Liabilities	1,398,968	1,303,074
Member's equity
Additional paid-in capital	57,902,036	22,196,288
Accumulated deficit	(33,251,255)	(29,074,696)
Total member's equity	24,650,781	(6,878,408)

Total liabilities and member's equity	$ 27,307,666	$ 192,901

Juneau Bioscience, LLC
Consolidated Statements of Operations

	Years ended December 31,
	2018	2017
	Unaudited	Audited
Revenue from operations (net)	$ 2,554,037	$ 2,443,677
Gross profit from operations	2,554,037	2,443,677

Operating expenses
General and administrative	4,973,927	2,489,421
Total operating expense	4,973,927	2,489,421
Loss from operations	(2,419,890)	(45,744)

Other income (expense)

Other income (expense)	66	396
Net income / (loss)	$ (2,419,824)	$ (45,348)

ReNovo Biotech, Inc.

On March 28, 2016, the Company announced the acquisition of ReNovo Biotech, Inc. as its wholly owned subsidiary.  The acquisition provides the Company access to ReNovo Biotech’s cellular, tissue, biomaterial and regenerative medicine products and product candidates. This subsidiary is operated under the name Predictive Biotech, Inc. The Company issued 9,500,000 common shares to effect the acquisition which is recorded at a cost of $14,087,000.

The purchase price was allocated to “trade secrets” including protocols to develop an amniotic allografts and umbilical cord allograft line of products in accordance with the provisions of ASC 805, Business Combinations.  Such trade secrets were determined to be recognizable apart from any form of goodwill and are “technology-based”.

Aggregate amortization expense for the 6 months ended December 31, 2018 and December 31, 2017, was approximately and $1,408,893 and $1,700,233 respectively.

Estimated amortization expense for the developed technology consists of the following as of December 31, 2018:

Year Ending June 30
2019	$2,817,786
2020	2,817,786
2021	2,460,739

Inception DX, LLC

On August 22, 2018, the Company entered into an agreement captioned “Securities Purchase Agreement” with the members of Inception DX, LLC (“Inception”), a Utah limited liability company. Under the terms of the agreement, the Company acquired Inception for 15,500,000 shares of common stock. Inception owns laboratory equipment, partial interest in database records for over 31,900,000 individuals for use in genetics research, 400,000 units in Juneau Biosciences, LLC, initial CLIA registration, CLIA lab protocols, and other assets. Once the CLIA registration is completed, Inception will be used as a CLIA laboratory by Predictive Technology Group, Inc. and its affiliates.

The stock issued was for cash, laboratory equipment, Juneau Biosciences, LLC units “Juneau units”, and trade secrets related to the DNA database and protocols related to a future laboratory use as a CLIA lab.  The cash was valued at face value.  The Juneau units was based on the valued assigned when the Company entered into a subscription to purchase units of Juneau ($1.10 per unit).  The laboratory equipment was valued at market value as it had not been used and the Company is aware of the approximate market purchase price.  It will be classified as equipment with a 5-year life.  The proprietary data, DNA library, protocols, research and methods are classified as a trade secret in our industry.  Therefore, the Company determined to allocate the remaining value of the assets purchased as a trade secret with a 15-year life.

The stock price on 8/22/2018 was $0.92/share.  Indicating a purchase price of $14,260,000 requiring allocation:

•

Cash

$     799,980

•

Lab equipment

                     700,000

•

Investment in minority interest

                     440,000

•

Trade secrets

  12,320,020

Total purchase price:

$14,260,000

The financial statements presented above reflect the increase of this minority interest investment.  The 400,000 units acquired in this acquisition increased our ownership less than 1%, and as such, the Company has not acquired more than 50% of Juneau, in total, as of September 30, 2018.  The $440,000 allocated to Investment in Minority Interest is offset by our estimated share of the loss in Juneau’s operations for the quarter ended September 30, 2018.

Taueret Laboratories, LLC

On August 22, 2018, the Company entered into an agreement captioned “Asset Purchase Agreement” (the “Purchase Agreement”) with Taueret Laboratories, LLC and its members. Under the terms of the Purchase Agreement, the Company issued warrants exercisable for 16,500,000 shares of the Company’s common stock. The warrants were exercisable at fair market value of the Company’s common stock on the closing date. In consideration for the warrants, the Company acquired (i) approximately 1,000 degenerative disc disease related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, (iii) project plan, study paperwork, promotional study and materials used in the research study, (iv) exclusive use of a DNA biobank that has collection over 300,000 samples for multiple diseases that the Company may target, (v) the remaining interest in database records for over 31,900,000 individuals for use in genetics research, and (vi) other assets.

The warrants issued are for proprietary data and methods that are otherwise a trade secret in our industry.  Therefore, the Company determined to classify the assets purchased as trade secrets with a 15-year life.  The Company used a Black Scholes calculation to determine valuation of the warrants to assign the purchase price of $15,160,386.

Regenerative Medical Technologies, Inc.

On December 19, 2018 the Company executed a merger with the members of Regenerative Medical Technologies, Inc. (“RMT”), a Utah corporation. The Company acquired RMT for 10,000,000 shares of common stock. RMT holds various assets including (i) models, methods and protocols for collection birthing tissue and DNA samples, (ii) patient registry models, methods and protocols to collect clinical outcomes and electronic medical records, and (iii) designs and methodologies relating to many initiatives that are complementary to anticipated product offerings and ongoing research, and (iv) other assets.

The stock price on 12/19/2018 indicated a purchase price of $9,200,000 requiring allocation.  The Company determined that the assets acquired qualify for treatment as trade secrets within in industry, and the purchase price was allocated as such.  The Company believes the trade secrets in this combination will be used over a period of 15 years, and as such will amortize over that period.

Aggregate amortization expense for the 6 months ended December 31, 2018 and December 31, 2017, was approximately and $27,586, and $0 respectively.

Estimated amortization expense for the assets consists of the following as of December 31, 2018:

Year Ending June 30
2019	$331,032
2020	613,333
2021	613,333
2022	613,333
2023	613,333
Thereafter	6,415,635

Consolidated Results and Non-Segmented Items – Fiscal 2018 vs. Fiscal 2017

Revenues from operations (net) for fiscal 2018 totaled $16,624,336 compared to $2,585,362 for fiscal 2017. The increase of $14,038,974 is a result of an expansion of our sales force and distribution networks leading to increased sales of our HCT/Ps.

Cost of goods sold (“COGS”) includes expenses associated with acquisition and processing, manufacture (including material and direct labor), property and equipment depreciation, shipping, and other direct expenses relating to our HCT/Ps. Our gross profit during 2018 was $12,653,081 compared to $1,834,057 for fiscal 2017. The increased gross profit resulted from increased sales and efficiencies introduced into our manufacturing processes.

Sales and marketing expenses were $12,680,741 for fiscal 2018 compared to $1,897,543 for fiscal 2017. The increased sales and marketing expenses resulted from corresponding increases in sales, as well as $7.5M in warrants issued to sales management as they met predetermined milestones based on revenue growth.

Research and development expenses were $1,896,092 for fiscal 2018 compared to $84,729 for fiscal 2017. The increased research and development expenses resulted from increased focus on product development, streamlining manufacturing methods and additional proprietary research and development work primarily relating to our HCT/Ps.

General and Administrative expenses for fiscal 2018 were $5,827,891 compared to $946,754 for fiscal 2017. The increased general and administrative expenses resulted from increased management headcount and warrants issued for consulting relating to all business entities.

Amortization and depreciation expenses for fiscal 2018 were $4,573,534 compared to $3,693,579 for fiscal 2017. The reason for the increase in amortization and depreciation expenses relate primarily to the expense of costs relating to our acquisitions

On August 1, 2016, the Company entered into agreements to acquire convertible, unsecured notes receivable from Juneau from existing noteholders in exchange for stock of the Company. The collection of amounts owed on said notes receivable is subject to a subordination agreement with a third-party creditor of Juneau that is owed the principal amount of $700,000 plus accrued interest on an obligation that comes due July 31, 2018. In anticipation of this event, on June 15, 2017, an amendment was also made to the restated agreement to subordinate the debt Juneau owes to PTG. The face amount of the notes acquired was $2,870,380 and 5,740,760 shares of common stock were issued. The notes bear interest payable in Juneau units at 12% and are convertible into Class A Units of Juneau at the rate of $1.00 per unit. Principal and accrued interest are due in a single installment on August 1, 2018. Upon further review using the OTC value at the date of closure, it was determined that a price per share of .78 cents was approximate market value.  Therefore, the value of the shares given should be $4,473,774, an increase of $1,603,394. This discount at the date of the share transfers is then considered an impairment loss on the date of the acquisition of the notes. There was no corresponding impairment loss in fiscal 2018.

Consolidated Results and Non-Segmented Items – Three and six months ended December 31. 2018 compared to three and six  months ended December 31, 2017

Revenues from operations (net) for three and six months ended December 31, 2018 totaled $10,687,037 and $18,750,838, respectively,  compared to $3,378,526 and $5,413,934 for the three and six months ended December 31, 2017. The increase of $7,308,511 and $13,336,904, respectively, is a result of an expansion of our sales force and distribution networks leading to increased sales of our HCT/Ps.

Cost of goods sold (“COGS”) includes expenses associated with acquisition and processing, manufacture (including material and direct labor), property and equipment depreciation, shipping, and other direct expenses relating to our HCT/Ps. Our gross profit for three and six months ended December 31, 2018 was $7,627,901 and $12,824,967, respectively, compared to $2,474,142 and $3,654,385 for the three and six  months ended December 31, 2017. The increased gross profit resulted from increased sales and efficiencies introduced into our manufacturing processes.

Sales and marketing expenses for three and six months ended December 31, 2018 was $3,431,157 and $5,853,876, respectively, compared to $953,231 and $1,584,819, respectively, for the three and six months ended December 31, 2017. The increased sales and marketing expenses resulted from corresponding increases in sales and an increase in the number of distributors.

Research and development expenses for three and six months ended December 31, 2018 was $1,759,560 and $2,364,950, respectively, compared to $37,380 and $49,880, respectively, for the three and six months ended December 31, 2017. The increased research and development expenses resulted from increased focus on product development, streamlining manufacturing methods and additional proprietary research and development work relating to our HCT/Ps. Additionally, we have invested significant amounts in lab readiness in anticipation of the sale of diagnostic products.

General and Administrative expenses for three and six months ended December 31, 2018 was $2,520,281 and $5,079,761, respectively, compared to $1,116,273 and $5,788,466 for three and six months ended December 31, 2017. The changes in general and administrative expenses resulted from increased management headcount in fiscal 2018, and stock options issued for consulting services relating to all business entities in fiscal 2017.

Amortization and depreciation expenses for three and six months ended December 31, 2018 was $1,992,534 and $3,664,964, respectively, compared to $850,116 and $1,948,681, respectively, for the three and six months ended December 31, 2017. The reason for the increase in amortization and depreciation expenses relate primarily to the expense of costs relating to our acquisitions.

 Business Segment Results – Fiscal 2018 vs. Fiscal 2017

Substantially all of the revenues, COGS, sales and marketing expenses, and impairment loss related to the HCT/Ps business. During this period the molecular diagnostic or therapeutics products were under development and none had launched. Approximately $1,366,028 and $946,754 of the general and administrative expenses are attributable the HCT/Ps business during fiscal 2018 and fiscal 2017, respectively, approximately $2,900,092 and $2,820,681 of the amortization and depreciation expenses are attributable the HCT/Ps during fiscal 2018 and fiscal 2017, approximately $8,216,888 and $1,116,586 of the warrants and option expenses are attributable the HCT/Ps during fiscal 2018 and fiscal 2017, and the remaining portion of said expenses are attributable to the diagnostic and therapeutic segment.

Liquidity and Capital Resources:

 Cash and cash equivalents as of December 31, 2018, June 30, 2018, and June 30, 2017 were $2,559,929, $1,206,139, and $968,202, respectively.   Our working capital deficit was $57,412, $1,032,312 and $82,338 as of December 31, 2018, June 30, 2018 and June 30, 2017, respectively.

Net cash flows provided by operating activities was $2,016,330 for the six months ended December 31, 2018, an increase of $2,915,621 for the six months ended December 31, 2017.  The increase in the comparative six month periods is due to increasing sales. Net cash flows used by operating activities in fiscal 2018 was $288,999, a decrease of $1,175,597 from $886,599 provided by operating activities in fiscal 2017. The decrease in fiscal 2018 was primarily due to an increase in net loss, and in increase in our inventory balance.

 Net cash flows used by investing activities was $1,345,431 for the six months ended December 31, 2018, an increase of $1,594,803 from the six months ended December 31, 2017.  The increase in the comparative six month periods is due to costs associated with software projects and lab expansion.  Net cash flows used by investing activities was $4,049,157 in fiscal 2018, an increase of $1,989,672 from $2,059,486 used in investing activities in fiscal 2017.  The increase in fiscal 2018 was due primarily to cash paid for equity method investments, namely Juneau Biosciences, LLC.

 Net cash flows provided by financing activities was $682,891 for the six months ended December 31, 2018, an increase of $168,842 for the six months ended December 31, 2017.  The increase in the comparative six month period is due to payments from common stock subscriptions wound down in current period, cash from an acquisition, and the Company began payments for an equity subscription payable in the current period.  Net cash flows provided by financing activities was $4,576,093 in fiscal 2018, an increase of $2,439,512 from $2,136,581 provided by financing activities in fiscal 2017.  The increase in fiscal 2018 was due to cash payments for stock, stock subscriptions, and for stock subscriptions with attached warrants.

 We believe we have sufficient funds to execute our business plan. However, our business plans may change or unforeseen events may occur which affect the amount of funds required. If additional funds are not obtained if and when required, the lack thereof may have a material adverse effect on the Company and could require us to cease operations. Further, there is no assurance that future funding will be available or that any future funding will be on terms which are favorable to us or our current stockholders..

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018 was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer. Based upon this evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

There has been no change in the Company's internal control over financial reporting as of December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 13, 2018, RTJ, LLC and two of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Jack Turner, Jr., an employee of Predictive Biotech, Inc. The plaintiffs had acted in a distributor capacity. The relationship was terminated. Plaintiffs are alleging breach of contract, promissory estoppel, unjust enrichment, fraud, breach of fiduciary duty, defamation, false light, and tortious interference. Based on the information available to us, we do not believe any of the RTJ proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations. As this claim is neither probable nor estimable, we expect no material financial impact as a result of this Action.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Registration Statement on our Form 10.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) The Company issued 10,000,000 shares of its common stock to RMT, LLC in connection with the merger of Regenerative Medical Technologies, Inc. with a wholly owned subsidiary of the Company in December 2018. These securities are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(a)(2) of the Securities Act. No underwriter was involved with this transaction and no commissions were paid. The counterparty had access to information on the Company necessary to make an informed investment decision. We have been informed that all the counterparty was able to bear the economic risk of its investment and was aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company were instructed to mark "stop transfer" on its ledger regarding these shares. The securities were acquired for the counterparty’s own account and not with the view to, or for resale in connection with any distribution. A legend was placed on the certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
2.1	Securities Purchase Agreement, by and between the Company and Taueret Laboratories, LLC and its equity holders, effective January 1, 2019 (filed herewith)

2.2	Amendment No. 1 to the Securities Purchase Agreement, by and between the Company and Taueret Laboratories, LLC and its equity holders, effective February 11, 2019 (filed herewith)

10.1	Employment Agreement with Bradley Robinson (filed herewith)

10.2	Employment Agreement with Paul Evans (filed herewith)

10.3	Employment Agreement with Simon Brewer (filed herewith)

10.4	Employment Agreement with Eric Olson (filed herewith)

10.5	Amendment No. 1 to the Amended and Restated Subscription Agreement between the Company and Juneau Biosciences, LLC, effective January 1, 2019 (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Principal Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
February 14, 2019		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
February 14, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)