Form 10-Q
period 2019-03-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2019-05-20
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

-i-

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of Predictive common stock outstanding as of May 15, 2019 was 272,535,397.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	Unaudited	Audited
ASSETS
Current assets:
Cash	$1,826,420	$1,206,139
Accounts receivable	812,443	719,068
Inventory	3,682,658	3,791,374
Other current assets	1,233,469	17,551
Total current assets	7,554,990	5,734,132
Fixed assets, net of depreciation	7,107,638	773,870
License agreements, net of amortization	15,067,404	20,962,620
Patents, net of amortization	7,351,127	7,761,187
Trade secrets, net of amortization	42,846,223	8,096,311
Other intangible assets, net of amortization	411,000	-
Equity method investments	51,774,200	55,392,622
Goodwill	5,254,451	5,254,451
Other long-term assets	12,069	12,000
Total assets	$137,379,102	$103,987,193
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,738,267	$1,322,149
Accrued liabilities	1,555,710	1,034,905
Deferred revenue	501,685	-
Capital lease obligation, current portion	2,114,491	-
Subscription payable	4,950,000	4,409,390
Total current liabilities	11,860,153	6,766,444
Capital lease obligation	1,784,471	-
Long-term subscription payable	5,840,610	10,965,611
Deferred tax liabilities	5,533,619	4,917,323
Total liabilities	25,018,853	22,649,378

Stockholders' equity:
Common stock, par value $0.001, 272,530,397 and 247,624,403
shares issued and outstanding at March 31, 2019 and
June 30, 2018; 900,000,000 shares authorized	272,530	247,624
Additional paid-in capital	146,137,139	108,049,300
Common stock subscriptions receivable	-	(1,025,000)
Accumulated deficit	(33,840,410)	(25,813,957)
Total controlling interest	112,569,259	81,457,967
Non-controlling interest	(209,010)	(120,152)
Total stockholders' equity	112,360,249	81,337,815
Total liabilities and stockholders' equity	$137,379,102	$103,987,193

 See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Revenue	$11,295,618	$4,232,650	$30,046,456	$9,472,404
Cost of goods sold	4,773,332	1,794,363	10,881,024	3,553,912
Gross profit	6,522,286	2,438,287	19,165,432	5,918,492

Operating expenses:
Sales and marketing	2,888,309	4,321,441	8,726,902	10,040,226
General administrative	4,835,652	1,360,304	10,380,413	4,700,683
Research and product development	1,458,265	366,656	3,823,908	416,536
Amortization and depreciation expense	2,374,006	1,148,262	6,075,090	3,386,626
Total operating expenses	11,556,232	7,196,663	29,006,313	18,544,071

Operating loss	(5,033,946)	(4,758,376)	(9,840,881)	(12,625,579)

Other income (loss), net	81,988	(25,449)	(831,998)	178,085

Loss before income taxes	(4,951,958)	(4,783,825)	(10,672,879)	(12,447,494)

Benefit from income taxes	(1,215,312)	(1,579,463)	(2,541,290)	(4,905,699)

Net loss	$(3,736,646)	$(3,204,362)	$(8,131,589)	$(7,541,795)

Net loss non-controlling interest	(27,735)	(10,946)	(88,858)	(32,837)

Net loss controlling interest & comprehensive loss	$(3,708,911)	$(3,193,416)	$(8,042,731)	$(7,508,958)

Weighted average common shares	272,029,651	234,698,827	263,060,001	234,698,827

Basic & diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,131,589)	$(7,541,795)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	6,075,090	3,386,626
Share based compensation	4,238,790	8,369,120
Deferred income taxes	(2,541,290)	(4,905,699)
Losses on equity method investment	1,108,422	22,647
Gain on bargain purchase	(272,757)	-
Changes in operating assets and liabilities:
Accounts receivable	(80,331)	(621,835)
Inventory	977,556	(852,084)
Prepaid expenses	(88,542)	110
Other assets	(57,273)	(183,335)
Accounts Payable	808,725	(56,129)
Accrued liabilities	520,805	(186,426)
Deferred Revenue	501,685	-
Net cash provided by (used in) operating activities	3,059,291	(2,568,800)

Cash flows from investing activities:
Purchases of property and equipment	(2,554,966)	(384,234)
Purchases of intellectual property	(163,461)	(2,200,984)
Cash acquired from acquisitions, net	885,674	-
Cash payments for subscription payable	(1,634,390)	-
Net cash used in investing activities	(3,467,143)	(2,585,218)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	1,025,000	4,608,280
Exercises of stock options	3,133	-
Net cash provided by financing activities	1,028,133	4,608,280

Net increase (decrease) in cash and cash equivalents	620,281	(545,737)
Cash and cash equivalents at the beginning of the period	$1,206,139	$968,202
Cash and cash equivalents at the end of the period	$1,826,420	$422,465

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Nine months ended March 31,
	2019	2018
Common stock issued for license agreement	-	18,159,211
Minority interest acquired for conversion of notes	-	3,685,308
Acquisition of minority interests	-	8,577,918
Common stock and warrants issued for acquisitions	39,637,897	-
Revaluation of warrants issued for license agreement	(4,449,211)	-

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Commons stock subscriptions	Non-controlling interests	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisitions	15,500,000	15,500	14,244,500				14,260,000
Common stock issued for services	50,000	50	43,450				43,500
Common stock cancelled	(1,200,000)	(1200)	-				(1,200)
Warrants issued for trade secrets			13,860,000				13,860,000
Cash received from common stock subscriptions				325,000			325,000
Warrants and options issued for services			906,949				906,948
Net loss					(27,669)	(2,004,382)	(2,032,051)
BALANCES AT SEPTEMBER 30, 2018	261,974,069	$261,974	$137,104,199	$(700,000)	$(147,821)	$(27,818,339)	$ 108,700,013
Revaluation of warrants issued for license agreement			(4,449,211)				(4,449,211)
Common stock issued for acquisition	10,000,000	10,000	9,190,000				9,200,000
Cash received from common stock subscriptions				700,000			700,000
Warrants and options issued for services			653,372				653,372
Net loss					(33,454)	(2,329,438)	(2,362,892)
BALANCES AT DECEMBER 31, 2018	271,974,069	$271,974	$142,498,360	-	$(181,275)	$(30,147,777)	$112,441,282
Common stock issued for acquisition	552,995	553	1,016,958				1,017,511
Adoption of ASU 2018-07			(16,278)			16,278	-
Warrants and options issued for services			2,634,969				2,634,969
Exercise of stock options	3,333	3	3,130				3,133
Net loss					(27,735)	(3,708,911)	(3,736,646)
BALANCES AT March 31, 2019	272,530,397	$272,530	$146,137,139	-	$(209,910)	$(33,840,410)	$112,360,249

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

Segment revenue and operating income (loss) was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Total
Three months ended March 31, 2019
Revenues	$11,285,218	$10,400	$11,295,618
Depreciation and amortization	782,171	1,591,835	2,374,006
Segment operating income (loss)	694,787	(5,728,733)	(5,033,946)
Three months ended March 31, 2018
Revenues	$4,232,650	$-	$4,232,650
Depreciation and amortization	883,751	264,511	1,148,262
Segment operating loss	(927,498)	(3,830,978)	(4,758,376)
Nine months ended March 31, 2019
Revenues	$30,036,056	$10,400	$30,046,456
Depreciation and amortization	2,295,055	3,780,035	6,075,090
Segment operating income (loss)	3,427,191	(13,268,072)	(9,840,881)
Nine months ended March 31, 2018
Revenues	$9,472,404	$-	$9,472,404
Depreciation and amortization	2,606,218	780,408	3,386,626
Segment operating loss	(1,849,920)	(10,775,659)	(12,625,579)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Total operating loss for reportable segments	$(5,033,946)	$(4,758,376)	$(9,840,881)	$(12,625,579)
Unallocated amounts:
Loss from equity method investment	(193,524)	(22,647)	(1,108,423)	(22,647)
Interest income	1,508	-	2,420	199,732
Other income (expense)	1,247	(2,802)	1,248	1,000
Bargain purchase gain	272,757	-	272,757	-
Loss before income taxes	(4,951,958)	(4,783,825)	(10,672,879)	(12,447,494)
Income tax benefit	(1,215,312)	(1,579,463)	(2,541,290)	(4,905,699)
Net loss	(3,736,646)	(3,204,362)	(8,131,589)	(7,541,795)
Net loss attributable to non-controlling interest	(27,735)	(10,946)	(88,858)	(32,837)
Net loss attributable to Predictive Technology Group, Inc. stockholders	$(3,708,911)	$(3,193,416)	$(8,042,731)	$(7,508,958)

	As of March 31,	As of June 30,
Total Assets	2019	2018
HCT/Ps	$16,655,285	$11,206,096
Diagnostics and therapeutics	120,723,817	92,781,097
Total Assets	$137,379,102	$103,987,193

BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by Predictive Technology Group, Inc. (the “Company” or “Predictive” or “PTG”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP. The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in the Company’s Annual Report on Form 10 for the fiscal year ended June 30, 2018. Operating results for the 3 and 9 months ended March 31, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Predictive Biotech, Inc. (“Predictive Biotech”), a subsidiary of PTG, began operations during the fiscal year ended June 30, 2017.   Since the inception of operations, revenues have exceeded cash expenses and such excess contributes to the overall operations of PTG.

In addition, PTG has raised sufficient capital through stock subscriptions to fund its obligations under its licenses and other agreements for the development of molecular diagnostics products under license in Predictive Therapeutics, LLC (“Predictive Therapeutics”), a subsidiary of PTG.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  At the present time most sales are collected through credit card payments, however from time to time, credit is granted to customers on a short-term basis without requiring collateral. As such, these accounts receivable do not bear interest, although a finance charge may be applied to receivables that are past due.  The Company has in place credit policies and procedures and approval processes for sales returns and credit memos.

Inventories

Inventories consist primarily of HCT/Ps produced by Predictive Biotech.  We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs, are expensed as incurred.

We analyze our inventory levels at least annually and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management.  The related costs are recognized as cost of goods sold in the consolidated statements of operations.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  All stock subscribed as of the date of these financial statements has been collected.  The stock is not issued until subscription payments are collected.

Prepaid Expenses

Amounts paid in advance for expenses are accounted for as prepaid expenses and classified as current assets if such amounts are to be recognized as expense with the current period.

Property, Plant and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Lab equipment items have depreciable lives of 5 years, furniture items have depreciable lives of 5 to 7 years, and computer equipment items have depreciable lives of 3 years. Repair and maintenance costs are charged to expense as incurred.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired patents, licenses, trade secrets and other intellectual property.  Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, and definite-lived intangibles subject to depreciation and amortization, as well as acquisition costs of subsidiaries, are reviewed for impairment annually, typically at the beginning of the fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, restrictions to capital markets, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, and/or significant litigation.  The Company first will assess qualitative factors above to determine whether it is necessary to perform the two-step impairment test to identify any impairment loss.

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

The Company generates revenue by selling Human Cell and Tissue Products (HCT/P’s) to clinics and doctors. Revenue from these sales are recorded at the invoiced amount net of any discounts or contractual allowances. The Company has determined that the shipment of the product indicates transfer of control for revenue recognition purposes.

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

We sell our products through a direct sales force and through distribution in the U.S.  Revenues from these customers are recognized when risk of loss and title passes to the customer, which is generally when we receive confirmation that the product has been delivered.

The Company also has significant experience with historical discount patterns and uses this experience to finalize transaction prices. In accordance with ASU 2016-12, the Company elected to exclude from the measurement of transaction price, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g. sales tax).  As we generally sell to resellers, sales taxes collected are not material.

The Company has also elected to apply the practical expedient to not adjust revenue recognized for the effects of the time value of money. This practical expedient has been elected because the Company collects cash from customers immediately upon shipment.

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

Product Liability and Warranty Costs

The Company maintains product liability insurance and has not experienced any related claims from its products offerings. The Company also offers a warranty to customers providing that its products will be delivered free of any material defects.  There have been no material costs incurred since inception based on estimated return rates.  The Company reviews the adequacy of its accrual on a quarterly basis.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on July 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We expect to elect all of the new standard’s available transition practical expedients that are applicable.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

We expect that this standard will not have a material impact on our financial statements, as we have a limited volume of operating leases that do not qualify for the short term lease exemption. We currently do not expect a significant change in our leasing activities between now and the adoption of the standard.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provided a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expanded related disclosure requirements. During the first quarter of fiscal 2018, we adopted the new standard using the modified retrospective method. The adoption had no impact on the timing of the recognition of our revenue or costs. Additionally, we considered the disclosure requirements of the standard and determined that no additional disclosures were necessary.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 supersedes Subtopic 505-50, “Equity—Equity-Based Payments to Non-Employees,” and is effective for all public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 commencing January 1, 2019, with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The Company early adopted ASU 2018-15 commencing January 1, 2019, with no material impact on its consolidated financial statements.

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

LifeCode Genetics, Inc.,

On November 6, 2015, the Company announced the acquisition of LifeCode Genetics, Inc. (“LifeCode”) as its wholly owned subsidiary. LifeCode held a strategic equity investment of 2,792,292 units of Juneau Biosciences, LLC (“Juneau”).   In addition to the development of an assay and related services for the prognosis and monitoring of endometriosis in the infertility market which the Company has licensed, Juneau is developing technologies for the diagnosis of other women’s health issues.

The Company issued 6,561,870 common shares to acquire LifeCode with an acquisition date fair value of $16,404,675 based on our stock price.

A share exchange agreement was entered into on September 22, 2015 that required the Company to issue an additional 5,718,372 shares to former LifeCode shareholders to meet the terms of the exchange agreement.  Using the OTC value (defined as the share price listed on the date of the transaction in the over-the-counter dealer markets and networks) for the additional shares issued results in an increase of the purchase price to $30,700,605, an increase of $14,295,930.  A valuation performed by an external valuation specialist supports a September 22, 2015 value of the interest in Juneau of $16,520,150, which resulted in a day one impairment of $14,180,455. Net of the impact of the impairment, the Company recognized a deferred tax liability of $9,827,777 related to differences between book and tax basis arising from the acquisition of Lifecode.

The fair value of the purchase consideration issued to the sellers of LifeCode was allocated to the units of equity acquired, which are included in equity method investments on the consolidated balance sheets.

Juneau reports to its members on a calendar year basis and LifeCode records its distributable share of such reported income using the equity method.

ReNovo Biotech, Inc.

On March 28, 2016, the Company announced the acquisition of ReNovo Biotech, Inc. as its wholly owned subsidiary.  The acquisition provides the Company access to ReNovo Biotech’s cellular, tissue, biomaterial and regenerative medicine products and product candidates. This subsidiary is operated under the name Predictive Biotech, Inc. The Company issued 9,500,000 common shares to effect the acquisition, which was recorded at a fair value of $14,087,000. The fair value of the trade secrets was determined to approximate the value of the common stock paid as consideration. The Company also recognized deferred tax liabilities and goodwill of $5,254,451.

The purchase price was allocated to “trade secrets” including protocols to develop an amniotic allografts and umbilical cord allograft line of products in accordance with the provisions of ASC 805, Business Combinations.  Such trade secrets were determined to be recognizable apart from any form of goodwill and are “technology-based”.

Inception DX, LLC

On August 22, 2018, the Company entered into an agreement captioned “Securities Purchase Agreement” with the members of Inception DX, LLC (“Inception”), a Utah limited liability company. Under the terms of the agreement, the Company acquired Inception for 15,500,000 shares of common stock. Inception owns laboratory equipment, partial interest in database records for over 31,900,000 individuals for use in genetics research, 400,000 units in Juneau Biosciences, LLC, initial CLIA registration, CLIA lab protocols, and other assets. Once the CLIA registration is completed, Inception will be used as a CLIA-certified laboratory by Predictive Technology Group, Inc. and its affiliates.

The stock issued was for cash, laboratory equipment, membership units in Juneau Biosciences, LLC (“Juneau units”), and trade secrets related to the DNA database and protocols related to a future laboratory use as a CLIA lab.  The Juneau units were valued based on the value assigned when the Company entered into a subscription to purchase units of Juneau ($1.10 per unit).  The laboratory equipment was valued at market value as it had not been used and the Company is aware of the approximate market price of similar equipment.  The equipment will be depreciated over 5 years.  The proprietary data, DNA library, protocols, research and methods are classified as trade secrets in our industry.  The Company will amortize the trade secrets over an estimated useful life of 15 years.

The stock price on August 22, 2018 was $0.92 per share, indicating a purchase price of $14,260,000 requiring allocation:

-	Cash	$799,980

-	Lab equipment	700,000

-	Investment in minority interest	440,000

-	Trade secrets	12,320,020

	Total Purchase Price	$14,260,000

The financial statements presented above reflect the increase of this minority interest investment.  The 400,000 units acquired in this acquisition increased our ownership less than 1%, and as such, the Company has not acquired more than 50% of Juneau, in total, as of March 31, 2019.  The $440,000 allocated to Investment in Minority Interest was offset in the period of acquisition by our share of the losses incurred by Juneau for the quarter ended September 30, 2018.

Taueret Laboratories, LLC Asset Purchase

On August 22, 2018, the Company entered into an agreement captioned “Asset Purchase Agreement” (the “Purchase Agreement”) with Taueret Laboratories, LLC and its members. Under the terms of the Purchase Agreement, the Company issued warrants exercisable for 16,500,000 shares of the Company’s common stock. The warrants were exercisable at fair market value of the Company’s common stock on the closing date. In consideration for the warrants, the Company acquired (i) approximately 1,000 degenerative disc disease related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, (iii) project plan, study paperwork, promotional study and materials used in the research study, (iv) exclusive use of a DNA biobank that has a collection of over 300,000 samples for multiple diseases that the Company may target, (v) the remaining interest in database records for over 31,900,000 individuals for use in genetics research, and (vi) other assets.

The warrants issued are for proprietary data and methods that are otherwise a trade secret in our industry.  Therefore, the Company determined to classify the assets purchased as trade secrets with a 15-year life.  The Company used a Black Scholes calculation to determine valuation of the warrants to assign the purchase price of $13,860,000.

The fair value of the warrants was determined using the following inputs to the Black Scholes model:

Risk-free interest rate	2.7%
Expected dividend yield	0%
Expected life (in years)	5.0
Expected volatility	150%

Expected volatility was calculated from the historical volatility of the Company’s common stock.

Regenerative Medical Technologies, Inc.

On December 19, 2018 the Company executed a merger with the shareholders of Regenerative Medical Technologies, Inc. (“RMT”), a Utah corporation. The Company acquired RMT for 10,000,000 shares of common stock. RMT holds various assets including (i) models, methods and protocols for collection birthing tissue and DNA samples, (ii) patient registry models, methods and protocols to collect clinical outcomes and electronic medical records, and (iii) designs and methodologies relating to many initiatives that are complementary to anticipated product offerings and ongoing research, and (iv) other assets.

The stock price on the date of acquisition of $0.92 indicated fair value of common stock paid as consideration of $9,200,000. In addition, the Company recognized a deferred tax liability of $3,066,667 related to the differences between book and tax basis arising from the acquisition, resulting in a total purchase price of $12,066,667. The Company determined that the assets acquired qualify for treatment as trade secrets within industry.  The trade secrets will be amortized over an estimated useful life of 10 years.

Aggregate amortization expense for the 3 and 9 months ended March 31, 2019 was $289,473, and $385,965 respectively.

Estimated amortization expense for the assets consists of the following as of March 31, 2019:

Year Ending June 30
2019	$289,473
2020	1,226,667
2021	1,226,667
2022	1,226,667
2023	1,226,667
Thereafter	6,684,562

Taueret Laboratories, LLC Acquisition

On March 22, 2019, the Company completed the acquisition of Taueret Laboratories, LLC (“Taueret”) pursuant to the Securities Purchase Agreement (as amended, the “Purchase Agreement”), dated January 1, 2019. Pursuant to the terms of the Purchase Agreement, the Company acquired all of the outstanding units of Taueret. The Company and its affiliates plan to use Taueret’s CLIA-certified laboratory to perform diagnostic testing services.

The Purchase Agreement also specifies that the Company may, at its sole discretion, put certain patents related to the diagnosis and treatment of Preeclampsia (the “Preeclampsia IP”) back to the members of Taueret at any time prior to December 31, 2020 (the “Preeclampsia Option”). On June 30, 2020, an additional payment $8,547,000 in cash will become due if the Company has not exercised the Preeclampsia Option. After considering the relevant accounting guidance, we determined that the Preeclampsia Option was not part of the business combination with Taueret, because the Preeclampsia Option was included in the Purchase Agreement and structured primarily to benefit the acquirer.

The Company acquired Taueret and the Preeclampsia Option for total consideration of $931,817, net of cash acquired of $85,964. The consideration was paid as 552,995 shares of the Company’s common stock. The common stock was valued at the closing price on the date of the closing of the merger, adjusted for a 20% discount for lack of marketability related to a contractually stipulated lockup provision with a period of one year. The consideration was allocated between the business combination and the Preeclampsia Option on a relative fair value basis with $917,511 allocated to the business combination and $100,000 allocated to the Preeclampsia Option. The Preeclampsia Option was recorded in intangible assets and will be amortized on a straight-line basis over the period the option is exercisable.

Total consideration transferred was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.  These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date:

Assets:	Fair Value
Current assets	$663,262
Laboratory equipment	190,397
Software	239,000
Intangible Assets	311,000
Total assets acquired	1,403,659
Liabilities:
Accrued liabilities	(68,181)
Capital lease obligation	(54,291)
Deferred tax liabilities	(90,919)
Total liabilities assumed	(213,391)
Bargain purchase gain	(272,757)
Total fair value of purchase price	$917,511
Consideration allocated to Preeclampsia Option	100,000
Total consideration	$1,017,511
Less: Cash acquired	(85,964)
Total consideration transferred	$931,817

 Identifiable intangible assets

The Company acquired intangible assets that consisted of an internally developed laboratory information management system which had an estimated fair value of $239,000, CLIA regulatory licenses with a fair value of $295,000, and customer relationships with a fair value of $16,000. The fair value of the software was determined using the replacement cost method.  The fair value of the CLIA licenses were estimated using the excess earnings method. The estimated net cash flows were discounted using a discount rate of 22%, which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were based on key assumptions such as estimates of revenues and operating profits. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 15 years for the CLIA license and 5 years for the software and customer relationships. This amortization is deductible for income tax purposes.

Bargain purchase gain

Any excess of fair value of acquired net assets over the purchase price (negative goodwill) has been recognized as a gain in the period the acquisition was completed. We have reassessed whether all acquired assets and assumed liabilities have been identified and recognized and performed remeasurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The remaining excess has been recognized as a gain in other income and expense in the consolidated statement of operations. The bargain purchase gain partly resulted from the allocation of the total consideration between the business combination and the Preeclampsia Option. We also believe we were able to negotiate a bargain price due to the desire of the sellers to induce the Company to purchase the Preeclampsia Option contemporaneously with the business combination.

Pro forma information

The unaudited pro-forma results presented below include the effects of the Taueret acquisition as if it had been consummated as of July 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition which includes adjustments related to the amortization of acquired intangible assets and elimination of transactions related to laboratory services between the Company and Taueret. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred at the beginning of the period presented nor are they indicative of future results of operations and are not necessarily indicative of results that might have been achieved had the acquisition been consummated as of July 1, 2017.

	3 Months Ended March 31, 2019	9 Months Ended March 31, 2019	Year ended June 30, 2018
Revenue	$ 11,544,461	$31,872,749	$19,670,014
Loss from operations	(5,094,701)	(9,819,378)	(12,646,122)
Net loss	(3,979,401)	(8,110,086)	(6,381,045)

To complete the purchase transaction, the Company incurred immaterial acquisition costs, which were recorded as general and administrative expense.  The post-acquisition operations of Taueret did not materially impact the consolidated statement of operations for the 3 and 9 month periods ended March 31, 2019.

NOTE 3 INVENTORIES

	As of		As of
	March 31,		June 30,
	2019		2018
Finished goods	$2,814,310		$1,621,745
Work-in-process	844,966		2,148,989
Shipping supplies	23,382		20,640
Total inventory on hand	$3,682,658	$	$ 3,791,374

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

	As of		As of
	March 31,		June 30,
	2019		2018
Computer equipment	$384,511		$154,132
Furniture	202,389		36,942
Lab equipment	2,253,825		504,203
Software	560,881		-
Leasehold improvements	500,894		-
Other fixed assets in progress	989,474		234,460
Capital leases	2,731,312		-
Total property, plant, and equipment	7,623,286		929,737

Less accumulated depreciation	(515,648)		(155,867)

Property, plant and equipment, net	$7,107,638	$	$ 773,870

Depreciation expense for the 3 month periods ended March 31, 2019 and 2018 was $149,776 and $40,960, respectively. Depreciation expense for the 9 month periods ended March 31, 2019 and 2018 was $358,729 and $64,719, respectively.

NOTE 5 INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable assets of purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At March 31, 2019:
Licenses	$17,511,314	$(2,443,910)	$15,067,404
Patents	10,059,511	(2,708,384)	7,351,127
Trade Secrets	52,533,686	(9,687,463)	42,846,223
Other	411,000	-	411,000
Total intangible assets	$80,515,511	$(14,839,757)	$65,675,754

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
At June 30, 2018:
Licenses	$21,960,525	$(997,905)	$20,962,620
Patents	9,896,050	(2,134,863)	7,761,187
Trade Secrets	14,087,000	(5,990,689)	8,096,311
Total intangible assets	$45,943,575	$(9,123,457)	$36,820,118

Total amortization expense for the 3 months ended March 31, 2019 and March 31, 2018, was $2,224,230 and $1,107,302 respectively. Amortization expense for 9 months ended March 31, 2019 and March 31, 2018, was $6,075,090 and $3,321,907 respectively. We did not record any impairment charges during the 9 months ended March 31, 2019 and March 31, 2018.

Endometriosis license

On December 28, 2016, Predictive Therapeutics and Juneau amended and restated the license agreement dated July 9, 2015.  The amended license fees associated with this agreement required minimum monthly payments of $100,000 through April 2017. Beginning in May 2017, minimum monthly payments of $120,000 were required through August 2017, and subsequent payments of $500,000 for the next four consecutive months.  The term of the license is equal to the life of the licensed patents.

An additional license fee of $2,000,000 is due and payable once the Company has received profits of $25,000,000 related to the intellectual property licensed under the agreement.

Upon first commercial sale of the licensed assay, the Company will issue Juneau common shares with a market value of $2,500,000.  Juneau is entitled to a royalty equal to 50% of net sales, adjusted to exclude certain costs and fees, and subject to certain minimums.

In March of 2018, the Company’s licenses with Juneau were amended to reduce the royalty rate and expand the scope of the licenses to include the entire field of endometriosis and pelvic pain in consideration for the issuance of 1,000,000 shares of the Company’s common stock and warrants exercisable for 14,000,000 shares of common stock at $0.80 per share.

In December of 2018 the Company and Juneau agreed to renegotiate the price paid for the license.  The warrants issued initially for this license agreement were cancelled, and a new round of warrants was issued with an increased exercise price of $0.90 per share, resulting in a decrease in the value assigned to the license agreement of approximately $4,449,211.  There was an associated adjustment to amortization expense. The fair value of the replacement warrants were determined using the following inputs to the Black Scholes model:

Risk-free interest rate	2.7%
Expected dividend yield	0%
Expected life (in years)	5.0
Expected volatility	150%

Companion diagnostic license

In addition to the license for the commercialization of assays and related services for the prognosis and monitoring of endometriosis in the infertility market, the Company entered into a license agreement with Juneau to use the assay as a companion diagnostic test in conjunction with endometriosis therapeutics that may be developed from intellectual property owned by the Company and Juneau.  This license agreement was amended and restated on December 28, 2016.

The agreement initially required a $250,000 license fee which was paid during 2013 and 2014.  A subsequent milestone payment of 250,000 shares of Company stock was paid to Juneau on October 19, 2016.   Once FDA approval is granted on any companion diagnostic test, a final milestone payment of $250,000 is due.

The agreement requires a 2% royalty to be paid to Juneau on the sale of patented therapeutic products specifically covered by the agreement.

The Company has elected to capitalize the periodic payments when paid, through the development stage, and amortizes the licenses over the life of the underlying patents.

Patents

On September 22, 2015 certain patents were acquired in exchange for 541,325 Class A Units of Predictive Therapeutics, LLC. There were no contingencies or royalty obligations associated with the purchase of the patents.  These patents were recorded on Predictive Therapeutics, LLC’s books at a purchase price of $9,750,000.

NOTE 6 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company’s investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of March 31, 2019	As of June 30, 2018

Carrying amount	$51,774,200	$55,392,622

Ownership percentage	48.5%	49.6%

On November 6, 2015, the Company acquired 2,792,292 units of Juneau through its acquisition of LifeCode Genetics, Inc. (See Note 2).

On August 3, 2017, the Company lent Juneau $300,000 pursuant to an unsecured loan agreement. The loan was convertible into Class A Units of Juneau at the rate of $1.00 per unit. On August 8, 2017, the principal was increased.  On December 31, 2017, the principal and accrued interest in the amount of $3,685,308 was converted into 3,685,308 Class A Units.

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through March 31, 2021. The Company has the right to stop funding the subscription at any time at its sole discretion. Should the Company stop funding the subscription, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided under the subscription agreement and grants the Company the right to appoint a minority of Juneau’s Board of Managers.  Should the Company not to fund the entire subscription, Juneau’s obligations to the Company that are not related to the license agreements (see Note 5) will terminate.

On October 8, 2018, Juneau and the Company agreed to reduce the number of units purchased under the subscription agreement from 15,681,818 to 14,000,000. As a result, 1,681,818 issued but unpaid units were cancelled.

On March 15, 2019, Juneau and the Company agreed to further reduce the number of units purchased under the subscription agreement from 14,000,000 to 13,000,000. As a result, 1,000,000 issued but unpaid units were cancelled.

Amounts provisionally due under the subscription agreement are as follows:

Year Ending June 30
2019	$450,000
2020	6,300,000
2021	4,040,610

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables:

Juneau Biosciences, LLC	As of December 31, 2018	As of December 31, 2017
	Unaudited	Audited
Current assets	$148,527	$40,077
Non current assets	27,159,139	152,824
Total assets	$27,307,666	$192,901
Current liabilities	$1,257,917	$5,768,235
Long-term liabilities	1,398,968	1,303,074
Total liabilities	$2,656,885	$7,071,309

Juneau Biosciences, LLC	Year ended December 31, 2018	Year ended December 31, 2017
	Unaudited	Audited
Revenue (related party)	$2,554,037	$2,443,677
Gross profit	$2,554,037	$2,443,677
Loss from operations	$(2,419,890)	$(45,744)
Net loss	$(2,419,824)	$(45,398)

NOTE 7 ACCRUED LIABILITIES

	As of	As of
	March 31,	June 30,
	2019	2018
Employee compensation and benefits	$397,032	$262,255
Other	1,158,678	772,650
Total accrued liabilities	$1,555,710	$1,034,905

NOTE 8 INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made broad and complex changes to the U.S. tax code that affect the Company, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (6) creating a new limitation on deductible interest expense; (7) revising the rules that limit the deductibility of compensation to certain highly compensated executives, and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a discrete income tax benefit during the quarter ended December 31, 2017 of $2,436,475.   This consisted of a net benefit for the corporate rate reduction due to the revaluing of net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act.

In addition to the discrete benefit recorded during the quarter ended December 31, 2017 for the provisional estimated impact on the Company’s net deferred tax liabilities, the lower federal corporate tax rate reduced the Company’s estimated annual effective tax rate which was applied to year to date operating results in accordance with the interim accounting guidelines.

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and applicable federal and state tax rates.  The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ended June 30, 2018.  Section 15 of the Internal Revenue Code Stipulates that the Company’s fiscal year ended June 30, 2018, had a blended corporate tax rate of 28%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. For the fiscal year ending June 30, 2019, the Company’s federal corporate tax rate is 21%.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

The Company recognized income tax benefits of  $1,215,312 and $1,579,463 for the 3 month periods ended March 31, 2019 and 2018. The Company recognized income tax benefits of $2,541,290 and $4,905,699 for the 9 month periods ended March 31, 2019 and 2018. The Company’s recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the change in the federal tax rate, the impact of bargain purchase gain associated with our acquisition of Taueret Laboratories, LLC (see Note 2), and the impact of federal tax credits.

NOTE 9 STOCKHOLDER’S EQUITY

As of March 31, 2019, and June 30, 2018, the Company had 272,530,397 and 247,624,069 shares issued and outstanding or pending issuance under contractual obligation.

On March 22, 2019, the Company issued 552,995 shares of common stock to acquire Taueret Laboratories, LLC (see Note 2).

The Company issued 10,000,000 shares of its common stock on December 19, 2018 to acquire Regenerative Medical Technologies, Inc. (see Note 2).

The Company issued 15,500,000 shares of its common stock on August 22, 2018 to acquire Inception Dx, LLC (see Note 2).

On August 7, 2018 the Company issued 50,000 shares of common stock for services related to the HCT/P business.

On August 30, 2018, the Company entered into an agreement captioned Consulting Agreement with Avira Financial, LLC whereby Avira will be performing various business development, marketing and consulting services for the Company. In consideration for these services, the Company granted warrants to Avira exercisable for 5,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Warrants to acquire 250,000 shares vested upon issuance and the remainder of the warrants vest in three equal annual installments, subject to accelerated vesting upon the occurrence of certain events. The warrants expire on the earlier of (i) the five year anniversary of the date of issuance or (ii) the date the Consulting Agreement is terminated.

The following is a summary of warrant activity from June 30, 2018 through March 31, 2019:

		Number of	Weighted Average	Weighted Average Remaining
		Warrants	Exercise Price	Contractual Life
Warrants:
	Outstanding June 30, 2018	42,268,520	$0.50	3.9
	Granted	35,750,000	0.91	4.6
	Exercised	-	-	-
	Forfeited/Cancelled	(14,000,000)	0.80	4.3
	Outstanding March 31, 2019	64,018,520	0.73	4.2

NOTE 10 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended March 31, 2018
Basic and diluted EPS	$(3,193,416)	234,698,827	$(0.01)
Three months ended March 31, 2019
Basic and diluted EPS	$(3,708,911)	272,029,651	$(0.01)

	Net	Weighted Average Shares	Per Share
	Loss	Outstanding	Amount
Nine months ended March 31, 2018
Basic and diluted EPS	$(7,508,958)	234,698,827	$(0.03)
Nine months ended March 31, 2019
Basic and diluted EPS	$(8,042,731)	263,060,001	$(0.03)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	As of March 31,
	2019	2018
Warrants for common stock	30,101,548	6,485,600
Options for common stock	2,700,778	2,001,685
	32,802,325	8,487,285

The number of potentially dilutive shares presented in the table above was calculated using the treasury stock method.

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

On March 7, 2019, The Company entered into an agreement with a consultant for business development services. In consideration for these services, the Company granted options to the consultant exercisable for 3,500,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Options to acquire 1,000,000 shares vested upon issuance, and 750,000 vest upon the Company’s listing on a major stock exchange. The remaining 1,750,000 options vest in five equal quarterly tranches of 350,000 options starting on September 1, 2019.  The warrants expire five years from the date of issuance.

A summary of option activity is as follows for the fiscal period ended March 31, 2019 and the fiscal year ended June 30, 2018:

	March 31, 2019		June 30, 2018
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of period	5,613,500	$0.80	300,000	$1.00
Options granted	7,070,000	1.17	5,313,500	0.79
Less:
Options exercised	(3,333)	.94	-	-
Options canceled or expired	(1,092,667)	.93	-	-
Options outstanding at end of period	11,587,500	$1.02	5,613,500	$0.80
Options exercisable at end of period	6,103,125	$0.93	3,008,000	$0.75

Share based compensation expense for the 3 and 9 month periods ended March 31, 2019 was $2,634,969 and $4,238,790, respectively. Share based compensation expense for the 3 and 9 month periods ended March 31, 2018 was $2,919,232 and $8,369,120, respectively. Share based compensation expense is included in selling, general, and administrative expense on the consolidated statement of operations.

As of March 31, 2019, there was $8,244,839 of total unrecognized share-based compensation expense related to stock options and warrants that will be recognized over a weighted-average period of 2.2 years.

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company has commitments under license agreements which are described in Note 5.

The table below presents the future minimum lease payments under operating and capital leases:

Year Ending June 30	Operating	Capital
2019	$71,051	$627,116
2020	94,734	2,013,408
2021	-	978,636
2022	-	730,932
2023	-	-
	$165,785	4,350,092
Less: Imputed Interest		(451,130)
		$3,898,962

Operating lease payments primarily relate to the Company’s lease of office space expiring in October 2019. The Company has the option to extend the lease of office space by one year from the expiration date.

In March 2019, the Company entered into capital leases of laboratory equipment and related consumables. The leases expire in March 2022, at which time the Company has the option to purchase the leased equipment for one dollar.

Rent expense under operating leases was $169,044 and $18,683 for the 3 months ended March 31, 2019 and 2018, respectively. Rent expense under operating leases was $328,124 and $56,228 for the 9 months ended March 31, 2019 and 2018, respectively.

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 20, 2019, the date on which the financial statements were available to be issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Preeclampsia, Degenerative Disc Disease and Human Cell and Tissue Products. In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three months ended March 31, 2019, we reported total revenues of $11,295,618 and net loss attributable to shareholders of $3,708,911 resulting in a $(0.01) loss per share.  During the nine months ended March 31, 2019, we reported total revenues of $30,046,456 and net loss of $8,042,731 resulting in a $(0.03) loss per share.

Our business units have been aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company.  The business units have been aggregated into two reportable segments:  Human Cell and Tissues Products (HCT/Ps) and diagnostics and therapeutics. Predictive Biotech’s HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  Predictive Laboratory’s diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

Business Highlights

On March 22, 2019, we completed the acquisition of Taueret Laboratories, LLC, a provider of genetic testing and DNA analysis services pursuant to a Securities Purchase Agreement.  We believe that the acquisition of Taueret’s CAP/CLIA accredited laboratory will allow for faster entry into the high-growth women’s health testing market with proprietary commercial products.

On January 18, 2019, we signed an agreement with Houston Fertility Institute (HFI) to continue the clinical evidence development of the ARTguide genetic test for Reproductive Endocrinologists.  A priority of the agreement will be to establish clinical utility data demonstrating improved outcomes from the utilization of ARTguide for patients receiving fertility treatment.

During the three months ended March 31, 2019 we grew our pharmacogenomic test volume (PGxPLUS+) 1,393% compared to the preceding quarter, during which the test was launched.  The PGxPLUS+ test is currently being used to help physicians assess medication selection for patients with chronic pain.  Additionally, we launched ARTguide into 14 HFI clinics to refine the test ordering and reporting processes.

On March 16, 2019 we presented a poster titled The Genetic Architecture of Endometriosis at the Society for Reproductive Investigation (SRI) meeting.  This study demonstrated the ability of a proprietary genetic test (ENDORisk) to segregate patients with endometriosis from those without in the Caucasian population with a high degree of sensitivity (Area Under the ROC Curve = 0.91).  The mean genetic risk score for endometriosis was 1.6 in the general population versus 5.3 in endometriosis patients. This result was determined to be statistically significant with a p-value of less than 10-16.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue

	Three months ended
	March 31,
	2019	2018	Change
Revenue	$11,295,618	$4,232,650	$7,062,968

The increase in revenue is primarily due to continued growth in the sales volume and increasing demand for our HCT/P products.  The Company increased its presence at trade shows, expanded the sales headcount year over year, and added several new distributors allowing our products to be sold to more doctors and clinics in the United States.

Revenues in our diagnostics and therapeutics segment were not material for the quarter.

Cost of Sales

	Three months ended
	March 31,
	2019	2018	Change
Cost of sales	$4,773,332	$1,794,363	$2,978,969
Cost of sales as a % of sales	42.3%	42.4%

Cost of sales as a percentage of revenue decreased slightly from 42.4% to 42.3% during the three months ended March 31, 2019 compared to the same period in the prior year.  The decrease was primarily driven by the implementation of more efficient production methods for our HCT/P products.

Research and Development Expenses

	Three months ended
	March 31,
	2019	2018	Change
R&D expense	$1,458,266	$366,655	$1,091,611
R&D expense as a % of sales	12.9%	8.7%

Research and development expense for the three months ended March 31, 2019 increased from 8.7% to 12.9% during the three months ended March 31, 2019 compared to the same period in the prior year, primarily driven by increased spending to develop improved processing methods for our HCT/P products, as well as continued development of our diagnostic products.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
SG&A expense	$19,107,315	$14,740,909	$4,366,406
SG&A expense as a % of sales	63.6%	155.6%

Selling, general and administrative expense increased for the three months ended March 31, 2019 decreased compared to the same period in the prior year primarily due to expansion of headcount in our accounting, marketing, administrative support, and other functions necessary to support our growth.

Depreciation and amortization expense

	Three months ended
	March 31,
	2019	2018	Change
Depreciation and amortization expense	$2,374,006	$1,148,263	$1,225,743
D&A expense as a % of sales	21.0%	27.1%

Depreciation and amortization expense increased compared to the same period in the prior year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 2 to the consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other Income (Expense)

	Three months ended
	March 31,
	2019	2018	Change
Other income (expense)	$81,988	$(25,449)	$107,437

For the three months ended March 31, 2019 compared to the same period in the prior year, the change in other income expense was primarily driven by the bargain purchase gain arising from the acquisition of Taueret Laboratories, LLC described in Note 2 to the consolidated financial statements.

Results of Operations for the nine months ended March 31, 2019 and 2018

Revenue

	Nine months ended
	March 31,
	2019	2018	Change
Revenue	$30,046,456	$9,472,404	$20,574,052

The increase in revenue is primarily due to continued growth in the sales volume of our HCT/Ps products through increasing trade show presence, expansion of the salesforce, expansion of our distribution networks, and entering new geographies within the United States.

Cost of Sales

	Nine months ended
	March 31,
	2019	2018	Change
Cost of sales	$10,881,024	$3,553,912	$7,327,112
Cost of sales as a % of sales	36.2%	37.5%

Cost of sales as a percentage of revenue decreased slightly from 37.5% to 36.2% during the nine months ended March 31, 2019 compared to the same period in the prior year.  The decrease was primarily driven by operational efficiencies and increased quality control measures allowing for increased yields and decreased processing times for our products.

Research and Development Expenses

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
R&D expense	$3,823,910	$416,536	$3,407,374
R&D expense as a % of sales	12.7%	4.4%

Research and development expense for the nine months ended March 31, 2019 increased from 4.4% to 12.7% of revenues compared to the same period in the prior year. This increase was due to an increase in costs related to continued  development of existing product categories such as new methods of processing HCT/Ps. We also increased spending on development of our proprietary diagnostic tests.

Selling, General and Administrative Expenses

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
SG&A expense	$19,107,315	$14,740,909	$4,366,406
SG&A expense as a % of sales	63.6%	155.6%

Selling, general and administrative expense increased due to increases in headcount, implementation of software systems, and other investments in sales and general and administrative functions necessary to support our current and anticipated future operations.

Depreciation and amortization expense

	Nine months ended
	March 31,
	2019	2018	Change
Depreciation and amortization expense	$6,075,090	$3,386,626	$2,688,464
D&A expense as a % of sales	20.2%	35.8%

Depreciation and amortization expense increased compared to the same period in the prior year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 2 to the consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other Income (Expense)

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Other income (expense)	$(831,998)	$178,085	$(1,010,083)

For the nine months ended March 31, 2019 compared to the same period in the prior year, the change in other income (expense) was primarily driven by increased losses from our equity method investment, caused by increasing our percentage ownership in Juneau Biosciences, LLC.  These losses were partially offset by the bargain purchase gain arising from the acquisition of Taueret Laboratories, LLC as described in Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

We believe that our existing capital resources and the cash to be generated from future sales will be sufficient to meet our projected operating requirements for the foreseeable future. The Company has no long-term obligations other than lease payables and the Juneau subscription agreement, which may be cancelled at any time. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests or other products in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in two key areas: research and development, and the commercialization of our HCT/Ps and diagnostic products. We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
(In millions)	2019	2018	Change
Cash provided by (used in) operating activities	$3,059,291	$(2,568,800)	$5,628,091
Cash used in investing activities	(3,467,143)	(2,585,218)	(881,925)
Cash provided by (used in) financing activities	1,028,133	4,608,280	(3,580,147)
Net increase (decrease) in cash and cash equivalents	620,281	(545,737)
Cash and cash equivalents at the beginning of the year	1,206,139	968,202
Cash and cash equivalents at the end of the period	$1,826,420	$422,465

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the nine months ended March 31, 2019, compared to the same period in the prior year, was primarily due to  a $1.1 million decrease in net loss excluding noncash items such as depreciation, amortization, and losses on equity method investments; as well as a $1.8 million decrease in inventory acquired for cash and a $1.6 million increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine months ended March 31, 2019, compared to the same period in the prior year, the decrease in cash used in investing activities was driven primarily by a $2.0 million  decrease in purchases of intellectual property and $0.9 million in cash acquired in acquisitions offset by a $2.2 million increase in purchases of property, plant, and equipment and $1.6 million of cash payments to settle our subscription arrangement with Juneau Biosciences, LLC.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019, compared to the same period in the prior year, the decrease in cash provided by financing activities was driven primarily by the $3.6 million decrease in proceeds from the subscription for our common stock.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Contractual obligations

In the three and nine months ended March 31, 2019, there were no material changes to our contractual obligations as discussed in our registration statement on Form 10 for the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first quarter of fiscal 2019, we adopted new accounting guidance related to revenue recognition, which is described above at “Recently Adopted Accounting Pronouncements.” There have been no other recent significant changes to our accounting policies.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10 for the fiscal year ended June 30, 2018.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principle executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 as a result of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. In connection with the review of our financial statements as of and for the third fiscal quarter ended March 31, 2019, we determined that there were material errors in our provision for income taxes for the current period and prior periods, primarily related to the income tax accounting for business combinations and asset acquisitions.

We plan to enhance existing controls and design and implement new controls applicable to our income tax accounting, to ensure that our income tax balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. We plan to devote significant time and attention to remediate the above material weakness as soon as reasonably possible, and we plan to engage third party income tax experts to assist in the preparation of our income tax provisions. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design and operation of our controls. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014 Surgenex contracted with Utah Cords Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in the doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid’s employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

As of March 31, 2019, the Company did not record a liability related to these matters as it determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Amendment to Articles of Incorporation. (1)
3.2	Bylaws. (1)
4.1	Specimen Certificate of Common Stock (1)
10.1	Second Amended and Restated License Agreement by and between the Company and Juneau Biosciences, LLC. effective March 31, 2018 (1)
10.2	Second Amended and Restated Subscription Agreement by and between the Company and Juneau Biosciences, LLC, effective August 22, 2018 (1)
10.3	Amended License Agreement between Company and Juneau Biosciences, LLC, effective August 1, 2016. (1)
10.4	Lease between the Company and Eastland Regency, L.C., dated June 30, 2017 (1)
10.5	Lease between the Company and Paradigm Resources, LC, effective June 21, 2018 (1)
10.6	Amendment No. 1 to Lease between the Company and Paradigm Resources, LC, dated October 1, 2018 (1)
10.7	Amendment No. 2 to Lease between the Company and Paradigm Resources, LC, dated October 10, 2018 (1)
10.8	Employment Contract Bradley C. Robinson (Originally filed as Exhibit 10.1 on Form 10Q Period Ended September 30, 2018) (2)
10.9	Employment Contract Paul Evans (Originally filed as Exhibit 10.2 on Form 10Q Period Ended September 30, 2018) (2)
10.10	Employment Contract Simon Brewer (Originally filed as Exhibit 10.3 on Form 10Q Period Ended September 30, 2018) (2)
10.11	Employment Contract Eric Olson (Originally filed as Exhibit 10.4 on Form 10Q Period Ended September 30, 2018) (2)
10.12

Amendment No.1 to the Second Amended and Restated Subscription Agreement between Juneau Biosciences, LLC and Predictive Technology Group, Inc (Originally filed as Exhibit 10.5 on Form 10Q Period Ended September 30, 2018) (2)

10.13	First Amended and Restated Securities Purchase Agreement between Taueret Laboratories, LLC and Predictive Technology Group, Inc. (Originally Filed as Exhibit 10.1 on Form 8-K filed 03/ 22/2019) (4)
10.14	Employment Contract with Michael Herbert (Originally Filed as Exhibit 10.19 on Form 10/A filed 04/ 22/2019) (5)
10.15	Securities Purchase Agreement between Predictive Technology Group, Inc and Taueret Laboratories, LLC (Originally filed as Exhibit 2.1 on Form 10Q Period Ended September 30, 2018) (2)
10.16

First Amendment to Securities Purchase Agreement between Predictive Technology Group, Inc and Taueret Laboratories, LLC (Originally filed as Exhibit 2.2 on Form 10Q Period Ended September 30, 2018) (2)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
31.2	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)
101	XBRL Interactive Data Tags *

(1) Previously filed as Exhibit on Form 10 - December 12, 2018

(2) Previously filed as Exhibit on Form 10-Q period ending September 30, 2019- February 14, 2019

(3) Previously filed as Exhibit on Form 8-K filed- March 03, 2019

(4) Previously filed as Exhibit on Form 8-K filed- March 25, 2019

(5) Previously filed as Exhibit on Form 10K/A filed- April 22, 2019

* XBRL Interactive Data Tags to be filed as an amendment to this Form 10-Q filing

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
May 20, 2019		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 20, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. on Form 10-Q;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
May 20, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. on Form 10-Q;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Simon Brewer
May 20, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended March 31, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
May 20, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended March 31, 2019, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
May 20, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)