Form 10-Q/A
period 2019-03-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2019-05-22
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

-i-

Indicate by check whether the registrant (1) has filed all amended reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such amended reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

SEGMENT INFORMATION:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.  The Company operates in two amended reportable segments: HCT/Ps and diagnostics and therapeutics. Predictive Biotech’s HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  Predictive Technology's diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

Segment revenue and operating income (loss) was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Total
Three months ended March 31, 2019
Revenues	$11,285,218	$10,400	$11,295,618
Depreciation and amortization	782,171	1,591,835	2,374,006
Segment operating income (loss)	694,787	(5,728,733)	(5,033,946)
Three months ended March 31, 2018
Revenues	$4,232,650	$-	$4,232,650
Depreciation and amortization	883,751	264,511	1,148,262
Segment operating loss	(927,498)	(3,830,978)	(4,758,376)
Nine months ended March 31, 2019
Revenues	$30,036,056	$10,400	$30,046,456
Depreciation and amortization	2,295,055	3,780,035	6,075,090
Segment operating income (loss)	3,427,191	(13,268,072)	(9,840,881)
Nine months ended March 31, 2018
Revenues	$9,472,404	$-	$9,472,404
Depreciation and amortization	2,606,218	780,408	3,386,626
Segment operating loss	(1,849,920)	(10,775,659)	(12,625,579)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Total operating loss for amended reportable segments	$(5,033,946)	$(4,758,376)	$(9,840,881)	$(12,625,579)
Unallocated amounts:
Loss from equity method investment	(193,524)	(22,647)	(1,108,423)	(22,647)
Interest income	1,508	-	2,420	199,732
Other income (expense)	1,247	(2,802)	1,248	1,000
Bargain purchase gain	272,757	-	272,757	-
Loss before income taxes	(4,951,958)	(4,783,825)	(10,672,879)	(12,447,494)
Income tax benefit	(1,215,312)	(1,579,463)	(2,541,290)	(4,905,699)
Net loss	(3,736,646)	(3,204,362)	(8,131,589)	(7,541,795)
Net loss attributable to non-controlling interest	(27,735)	(10,946)	(88,858)	(32,837)
Net loss attributable to Predictive Technology Group, Inc. stockholders	$(3,708,911)	$(3,193,416)	$(8,042,731)	$(7,508,958)

	As of March 31,	As of June 30,
Total Assets	2019	2018
HCT/Ps	$16,655,285	$11,206,096
Diagnostics and therapeutics	120,723,817	92,781,097
Total Assets	$137,379,102	$103,987,193

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

Shipping and Handling

We bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is amended reported in cost of sales.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amended reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amended reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

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

Juneau amended reports to its members on a calendar year basis and LifeCode records its distributable share of such amended reported income using the equity method.

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

NOTE 5 INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable assets of purchased licenses, patents, and trade secrets.  The following summarizes the amounts amended reported as intangible assets:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Preeclampsia, Degenerative Disc Disease and Human Cell and Tissue Products. In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three months ended March 31, 2019, we amended reported total revenues of $11,295,618 and net loss attributable to shareholders of $3,708,911 resulting in a $(0.01) loss per share.  During the nine months ended March 31, 2019, we amended reported total revenues of $30,046,456 and net loss of $8,042,731 resulting in a $(0.03) loss per share.

Our business units have been aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company.  The business units have been aggregated into two amended reportable segments:  Human Cell and Tissues Products (HCT/Ps) and diagnostics and therapeutics. Predictive Biotech’s HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  Predictive Laboratory’s diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly amended report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements in this amended report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this amended report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our amended reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly amended report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly amended report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in amended reports that we file or submit under the Exchange Act is recorded, processed, summarized, and amended reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principle executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly amended report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 as a result of the material weakness discussed below.

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

31.1	Amended Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Amended Section 302 Certification of Principal Financial Officer (filed herewith)
31.2	Amended Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Amended Section 906 Certification of Principal Financial Officer (filed herewith)
101	XBRL Interactive Data Tags (filed herewith)

(1) Previously filed as Exhibit on Form 10 - December 12, 2018

(2) Previously filed as Exhibit on Form 10-Q period ending September 30, 2019- February 14, 2019

(3) Previously filed as Exhibit on Form 8-K filed- March 03, 2019

(4) Previously filed as Exhibit on Form 8-K filed- March 25, 2019

(5) Previously filed as Exhibit on Form 10/A filed- April 22, 2019

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
May 22, 2019		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 22, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)