Form 10-K
period 2019-06-30
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2019-09-30
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

PREDICTIVE TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-56008	90-1139372
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)
2735 Parleys Way, Suite 205 Salt Lake City, UT 84109
(Address of principal executive offices)

Registrant's telephone number, including area code: (801) 584-3600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $242,451,934.

As of September 30, 2019, the registrant had 282,988,933 shares of common stock outstanding.

PART I

Item 1.	BUSINESS

References in this Form 10-K to “Predictive,” “we,” “us,” or “the Company” refer to Predictive Technology Group, Inc., a Nevada corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

GENERAL

Predictive (the Company) was formed in 2005 under the laws of the State of Nevada. The Company is headquartered in Salt Lake City, Utah. We are a life sciences company and a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through precision biopharmaceutical solutions. Through our wholly-owned subsidiaries, Predictive Biotech, Inc., Cellsure, L3C, Predictive Laboratories, Inc., Predictive Therapeutics, Inc., and our equity method investment in Juneau Biosciences, LLC, we focus on three main clinical categories: Endometriosis, Degenerative Disc Disease and Regenerative Human Cell and Tissue Products (“HCT/P”). In addition to our efforts to advance regenerative medicine, we are committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment.

PRODUCTS AND TECHNOLOGIES

The products we currently offer are various regenerative medicine products and HCT/Ps for use in regenerative medicine applications. In addition, we are preparing to offer a genetic diagnostic and prognostic test that will be marketed to women that are having trouble conceiving. We are currently offering the first genetic test through a limited number of Advanced Reproductive Technologies ("ART") clinics with groups whom we believe are key opinion leaders in the field. Substantially all of our historical sales relate to our HCT/P products.

 Reproductive Health Market

Our FertilityDX test is a state-of-the-art genetic testing service for couples experiencing infertility.  The test utilizes a portfolio of robust genomic testing technologies to uncover genetic factors for providers in ART clinics to help navigate conception, pregnancy, and delivery.  For conception, the test is expected to give insights into the best course of care related to ART, such as donor egg or sperm, intracytoplasmic sperm injection (ICSI), in vitro fertilization (IVF), or GnRH suppression.  For pregnancy and delivery, the testing will provide insights into genetic causes of pregnancy complications, which will provide ob-gyns with the knowledge of which patients may be higher risk for complications and need increased surveillance or preventative therapy.  The test will also inform physicians and patients if they are at a higher risk to pass on a genetic disorder to their child and will inform embryo and/or prenatal testing.

FertilityDX will be launched to selected collaborators in October 2019 at the American Society for Reproductive Medicine conference.  We will be processing FertilityDX in our CAP/CLIA approved laboratory in Salt Lake City, UT.

Endometriosis Diagnostic

Our ARTguide™ test is a proprietary genetic test for women experiencing infertility as a result of endometriosis and other genetic conditions. The test is expected to give additional insights into the best course of care related to ART, such as in vitro fertilization (IVF) or GnRH suppression that are used to assist couples having fertility issues. ARTguide™ test results are anticipated to enable clinicians to: (1) identify if endometriosis is a potential factor causing or contributing to infertility; (2) efficiently optimize treatment plan selection for patients; (3) reduce unnecessary laparoscopies, but allow for treatment of active endometriosis; (4) minimize out-of-pocket expenses; and (5) improve live birth rates. For the patient, ARTguide™ will assist with the identification of undetected endometriosis, the avoidance of multiple failed cycles, and provide an individualized plan to achieve higher rates of pregnancy. Over 30,000 DNA samples and medical records have been collected as part of the development and validation of ARTguide™.

ARTguide was launched to selected collaborators in Fall 2018. We are currently processing ARTguide™ in a CAP/CLIA approved laboratory in Salt Lake City, Utah.

Endometriosis affects an estimated one in ten women of reproductive age. See, for example, [Macer, et. al, “Endometriosis and Infertility: a review of the pathogenesis and treatment of endometriosis-associated infertility” Obstet Gynecol Clin – Dec. 2012] Endometriosis occurs when the tissue similar to the lining of the uterus (womb) is found in other parts of the body, most commonly in the pelvis. Monthly bleeding and inflammation caused by these lesions may severely impact a woman's quality of life. Some affected women experience severe pain, infertility, and menstrual difficulties, while some have no symptoms at all. Today, definitive diagnosis requires surgery. Due to the difficulty, invasiveness, and expense of diagnosing the condition, the majority of women diagnosed with endometriosis suffer for over a decade before receiving treatment. Treatment may involve hormonal suppression or a targeted destruction of the abnormal tissue during surgery.

Our ARTguide™ test was developed by Juneau Biosciences, LLC. We currently own 48.4% percent of Juneau. We have an exclusive license with Juneau to market Juneau’s patented molecular diagnostics for use in the prognosis and monitoring of endometriosis in the infertility and pelvic pain markets.

ARTguide™ Exclusive License

In 2015 we entered into an exclusive license agreement for the commercialization of the ARTguide™ test and related services for the prognosis and monitoring of endometriosis. The license agreement was amended and restated in March 2018. Under the license, as amended, (i) upon the commercial sale of the rights to the ARTguide™ or a license thereof we are required to issue to Juneau common stock with a market value of $2,500,000, (ii) we split net profits earned from the ARTguide™ evenly between Predictive and Juneau, (iii) we must have minimum sales of $12.5 million in the twelve month period beginning nine months after commercial launch, (iv) during the second year following launch we must have minimum sales of $30 million, and (v) during the third year following launch and each year thereafter we must have minimum annual sales of $60 million. If we fail to meet these metrics the license is null and void unless Predictive (a) presents written plan to Juneau describing how Predictive will use reasonable commercial efforts to improve sales and (b) Predictive agrees to spend an amount equal to the difference between the projected minimum sales and actual sales on an enhanced sales and marketing effort over the next year.

Regenerative Medicine Products

We founded our life sciences business in 2015. We are a leader in regenerative medicine products and HCT/Ps. A growing national network of clinics, health systems, researchers and physicians leverage our placental-derived and Wharton’s Jelly umbilical cord-derived products. Regenerative medicine plays an important role in the medical community and care continuum. By using regenerative medicine products and HCT/Ps to create an optimal internal healing environment, it gives health care professionals new options that were not available just a few years ago.

In the emerging field of regenerative medicine, we are focused on tissue processing protocol. The power of our products is in their functionality, but just like all harvested tissue, that functionality can diminish if the tissue is not properly handled. This is why we process all of our products in our Food and Drug Administration (“FDA”) registered cGMP/cCTP lab utilizing proprietary methods that reduce the loss of important scaffolding proteins, growth factors, cytokines and other properties. In our ISO Class 7 clean room, we cryogenically freeze the products to better preserve viability. Our products are derived from two tissue sources -- the Wharton’s Jelly layer of the umbilical cord, as well as placental tissue. Our products are uniquely able to help protect, cushion and support injured parts of the body, as well as aid the optimal regenerative environment. Our products are ethically sourced from donated birthing tissues, such as umbilical cords and placentas from full-term deliveries. Comprehensive medical and social histories of the donor are obtained and tissues are procured, processed, and tested to meet standards established by FDA. Through rigorous research, we have identified the Wharton’s jelly layer of the umbilical cord and placental tissues to be the richest sources of regenerative properties. It is from these two sources that we derive our products, each containing a unique blend of cytokines, proteins, growth factors and scaffolding proteins, which are the functional factors involved in the reconstruction, repair, and protection of human tissue.

Our four main products include AmnioCyteTM, AmnioCyte PlusTM, PolyCyteTM, and CoreCyteTM. AmnioCyteTM and AmnioCyte Plus™ are derived from amniotic fluid. PolyCyteTM is derived from the Wharton’s Jelly of the umbilical cord. CoreCyteTM is a minimally manipulated human tissue allograft derived from the Wharton’s Jelly of the umbilical cord. CoreCyteTM is processed to preserve the structural integrity of Wharton’s jelly for homologous use and cryogenically preserved.

Virtually all the revenues earned to date are derived from the sales of Regenerative Medicine Products/HCT/Ps.  The percentage of revenues from each product for July 1, 2018 to June 30, 2019 are broken out in the table below:

For period July 1, 2018 to June 30, 2019 Percent of total revenue by product type
CoreCyte™	73.14%
PolyCyte™	11.05%
AmnioCyte+™	6.40%
AmnioCyte™	4.16%
Wharton’s Jelly	5.25%
Total	100%

PRODUCTS IN DEVELOPMENT

Background - Molecular Diagnostics

We believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease, and who therefore would benefit from preventive therapies. Molecular diagnostic products may also guide a patient’s healthcare to ensure the patient receives the most appropriate drug at the optimal dose. Every week, disease-linked genetic variations are being discovered. Genetic tests are now available for over 4,000 diseases and conditions. Once only a niche market of the in vitro diagnostics industry, molecular genetic testing is playing an increasingly valuable and prominent role in health care. In all areas of medicine, DNA based tests are assisting clinicians in the management of diseases and in the selection of treatment by enabling earlier diagnosis or prediction of disease risk years before symptoms occur. The domestic market for molecular diagnostics is a multi-billion dollar market and is the strongest segment of the entire in vitro diagnostics market, growing at an annual average rate of over 20%.

We believe there are significant diagnostic market opportunities for disease identification. Simple, non-invasive diagnostic, prognostic, and predictive tests do not exist for many of the major diseases affecting women and men. Unlike traditional medical tests, molecular genetic tests are often proprietary, high-margin tests that can move quickly from discovery to commercialization, particularly in a CAP and CLIA approved laboratory as a Laboratory Developed Test (LDT), for which the FDA currently exercises enforcement discretion.

In general, accurate early detection, disease identification and assessment of health status can translate into reduced morbidity, improved quality of life and reduced treatment costs associated with detection and treatment of disease during later stages.

Technology and Products in Development

Juneau Biosciences, LLC has established a core team of physicians and scientists as well as state-of-the-art genetic analysis technologies to identify disease-associated genes in the field of women’s health using clinical genetics. Juneau has the medical and patient resources which many biotechnology companies lack in disease areas of interest to Predictive. Based in Utah, Juneau’s clinical network accesses the millions of living descendants of the original pioneers who settled in this region. Juneau believes that these large, genetically heterogeneous families who are well informed of their genealogy comprise the best population in the world for discovering human disease genes. In short, Juneau believes that it can move from clinical need to clinical trials more efficiently than many other companies.

We recently acquired DNA and ancestry assets, including significant genetic data related to women’s diseases and degenerative disc disease. The acquired assets include: (i) approximately 1,000 degenerative disc disease-related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, and (iii) exclusive use of a DNA biobank that has collected over 300,000 samples for multiple diseases that the Company may target.

The acquisition of these DNA and ancestry assets strengthens our development platforms to commercialize gene-based diagnostics and biotechnology treatments for other debilitating diseases, such as additional difficult-to-diagnose women’s health diseases and degenerative disc disease. These assets are complementary to our recent acquisition of Inception Dx, LLC, which included ancestry database records for over 31.9 million individuals for use in genetics research. We also acquired Taueret Laboratories, LLC, a fully certified genetic testing laboratory, for the purpose of processing our genetic testing products.

In the future, Predictive intends to develop additional diagnostics and therapeutics utilizing the development assets described above.  In the near-term, the Company will focus its resources on commercializing the ARTguide™, existing Regenerative Medicine Products and improvements to existing commercialized products.

Tissue Availability and Laboratory Processing

Our regenerative medicine products and HCT/Ps are derived from the Wharton’s Jelly layer of the umbilical cord and from placental tissue. We obtain these tissues from donors in various parts of the country. Tissues are procured, processed, and tested in our laboratory in Salt Lake City, Utah to meet standards established by FDA. We are dependent on donors to supply us with sufficient umbilical cord and placental tissue to manufacture our four key regenerative medicine products and HCT/Ps. To date, we have been able to secure sufficient donated tissues to meet our manufacturing needs. In the event we are not able to secure required tissue, it will directly impact the quantity of regenerative medicine products and HCT/Ps that we are able to manufacture.

INTELLECTUAL PROPERTY

In striving to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business, we currently rely heavily on trade secrets relating to our proprietary technology platform and on know-how. We enter into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our objective is to continue to expand our portfolio of patents and patent applications, in conjunction with our trade secrets and know-how, in order to further protect our molecular diagnostic, therapeutics, regenerative medicine platform and derivative technologies, as well as the manufacturing and deployment processes of those technologies.

Intellectual Property Related to Endometriosis

Related to the diagnosis and treatment of endometriosis, we own 3 issued U.S. patents that begin to expire in 2033, 4 pending U.S. non-provisional patent applications, national phase applications have been entered in 8 foreign countries, and 2 PCT International Patent Applications. In the field of the prediction, prognosis, or diagnosis or therapeutic assessment of endometriosis in infertility and/or pelvic pain and/or dysmenorrhea patients using genetic data, we have exclusive license rights to 3 issued U.S. patents, 4 pending U.S. non-provisional patent applications, 17 pending U.S. provisional patent applications, and 2 PCT International Patent Applications.

Intellectual Property Related to Spine Diseases

Related to the diagnosis and treatment of spine diseases, we own 5 issued U.S. patents that begin to expire in 2026 and 1 pending U.S. provisional patent application.

Intellectual Property Related to Regenerative Medicine Products and HCT/Ps

Related to the processing of human cell tissue, we own 1 pending U.S. provisional patent application, 5 pending U.S. provisional patent applications, and 1 PCT International Patent Applications.

REIMBURSEMENT

Our ARTguide™ and current regenerative medicine products and HCT/Ps are targeted as self-pay markets and, to date, substantially all of our revenues are self-pay. To the extent ARTguide™, our current regenerative medicine products and HCT/Ps or any future products and/or future services we offer are reimbursed such transactions will be subject to additional regulation. In addition, in the United States, demand for access to many medical products will depend in large part on both the availability and the amount of reimbursement from third-party payers, including government healthcare programs (including Medicare and Medicaid), and commercial healthcare insurers, including managed care organizations and other private health plans. Third-party payers have complex rules and requirements for coverage and reimbursement of healthcare products and services. Even the applications to such third-party payers to be eligible for reimbursement for product or services are complex and can be lengthy and time consuming. For new technologies coming to market, these payers are increasingly examining the clinical evidence supporting medical necessity and cost effectiveness decisions in addition to safety and efficacy, which can result in barriers to early coverage reimbursement, or denial of coverage and reimbursement altogether. Accordingly, significant uncertainty exists as to the availability of coverage and reimbursement status for new medical products. If third-party payer reimbursement is unavailable to our customer hospitals, physicians, and providers, our sales may be limited and we may not be able to realize an appropriate return on our investment in research and product development.

Payers often set payment rates depending on the site of service and many use the Medicare program as a benchmark for their own payment methodologies. In the hospital inpatient setting, Medicare payment generally is set at pre-determined rates for all products and services provided during a particular patient stay and is based on such factors as the patient diagnosis, procedures performed, patient age, and complications. In the physician office or clinic setting, Medicare payment generally is based on a fee schedule, with payment rates set for each procedure performed and product used, although the schedule may in some instance bundle the product into the payment for the procedure. In some outpatient settings, such as in the case of the hospital outpatient clinic setting, Medicare payment rates generally are premised on classifications of services that have similar clinical characteristics and similar costs.

Reimbursement policies depend in part on legislation designed to regulate the healthcare industry and federal and state governments continue to propose and pass new healthcare legislation and government agencies revise or change their regulations and policies from time to time. We cannot predict whether or how such reform measures and policy changes would affect reimbursement rates and demand for our products.

COMPETITION

Competition is intense in diagnostic, regenerative medicine products, and HCT/Ps markets. Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic reference laboratories, biotechnology firms, universities and other research institutions. Many potential competitors have greater financial, technical, marketing and other resources than we have. We expect competition to intensify in our current fields as technical advances occur and become more widely known.

The technologies for (i) discovering genes that cause major diseases, (ii) methods, processes and discoveries related to HCT/Ps, and (iii) approaches for commercializing those discoveries are rapidly evolving. Rapid technological developments could result in our services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and associated capital expenditures. If we do not launch our services or products before our competitors, we could be adversely affected. Moreover, any products that we develop could be made obsolete by less expensive or more effective tests or methods that may be developed in the future.

There are a number of established pharmaceutical companies that have franchises in the women’s health area. These include: AbbVie, Amgen, Inc., AstraZeneca, Teva/ Barr Laboratories, Bayer Corporation, Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, GlaxoSmithKline, Neurocrine, Merck Novartis Corporation / Serono, Procter & Gamble, Pfizer, Inc. /Wyeth, Ferring Pharmaceuticals, Sanofi Aventis, and others. These companies are principally focused in the areas of HRT, contraception, osteoporosis and/or infertility based on their existing products and R&D pipeline. We view these companies as potential partners. Our gene discovery and target validation technologies will create a natural "fit" between our capabilities and large pharmaceutical companies’ chemical libraries, preclinical/clinical development, and sales and marketing capabilities.

We face significant competition in the regenerative medicine products and HCT/Ps market. Our competitors include Alliqua, American Cryo, Athersys, AxoGen, Biodesix, Biotime, Burst Biologics, Compugen, DermaSciences, Human Regenerative Technologies, International Stem Cell, Invitrix, Lifecell, Liveyon, Longeveron, MiMeDx, Misoblast, MTF (Musculoskeletal Tissue Foundation), Orthofix, Osiris, Pluristem, Polarity, Regenerexx, TEI Biosciences, TissueTech, Wright, and Xtant. We believe that our HCT/Ps processing and preserving technologies deliver superior products and provide us with a competitive edge over other industry players.

GOVERNMENT REGULATION

General

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our products and services and in our ongoing research and development activities. The therapeutic products, and some of the molecular diagnostic products, regenerative medicine products and HCT/Ps to be developed, will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products, regenerative medicine products and HCT/Ps. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain regulatory approval or any delay in obtaining regulatory approval could have a material adverse affect on our business.

Molecular Diagnostics

Our laboratory that is running ARTguide™ and our future molecular diagnostic tests is subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. The Clinical Laboratory Improvement Amendments, or CLIA, provide for the regulation of clinical laboratories by the Department of Health and Human Services (“HHS”), and our diagnostic laboratory is subject to HHS regulations, which mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. Any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

The FDA has regulatory responsibility over instruments, test kits, reagents and other medical devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory developed tests (LDTs), but has exercised “enforcement discretion” in not regulating most LDTs performed by high complexity CLIA-certified laboratories and that are marketed to physicians.

The  FDA published draft guidance documents regulating LDTs. It is anticipated that regulation, if it occurs, will commence with high risk tests and proceed to low risk tests over time. If the FDA should require that our tests receive FDA approval prior to their commercial launch, there can be no assurance such approval would be received on a timely basis, if at all. At present, ARTguide™ does not require FDA approval before commercial launch.

The FDA has considered LDT regulations since 1992. Any attempt by the FDA to regulate LDTs now would be controversial, difficult to administer and likely to trigger legal challenges from the industry. A large number of medical laboratory tests enjoying broad clinical acceptance are LDTs that have been in use for decades and are run daily in labs throughout the country. FDA regulation of the entire menu of tests that currently fall under the legal definition of LDTs would be disruptive to patient care. Requiring regularly used and long-accepted LDTs to have FDA approval would drive health care costs up.

LDTs are in vitro assays that clinical laboratories develop as testing services according to their own procedures. These tests are often created in response to unmet clinical needs, and are commonly used for early and precise diagnosis, monitoring, and guidance of patient treatment. LDTs are also used to diagnose and assess diseases and disorders for which no FDA-authorized test kit currently exists, such as rare diseases, or those with small patient populations. In some cases, LDTs represent the standard of care. The ability of laboratories to develop custom diagnostic tests has been critical to the growth of personalized medicine and to keeping pace with the changing face of disease.

Medical laboratories are highly regulated under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. High complexity laboratories must undergo additional certification to ensure the clinical validity of tests. CLIA regulations address personnel qualifications, quality control procedures, and proficiency testing programs. CLIA contains different complexity categories to describe the degree of expertise a laboratory will be required to have, and the standards that it will need to meet, in order to perform a particular test of a given type. All laboratories performing molecular diagnostic testing must be CLIA High Complexity Laboratories.

More than 95% of current and more than 95% of new high margin tests are performed as LDTs. Molecular test development by laboratories under CLIA has become the diagnostic or prognostic standard of care for many diseases or conditions.  Under CLIA, the laboratory director, without external review, determines the analytical validity of LDTs. The laboratory is not required by CLIA to demonstrate that the test is clinically valid. The laboratory must develop the test itself and must “manufacture” the test. The laboratory performing the test must have CLIA approval and approval of any relevant state regulators.

Typically molecular genetics laboratories have accreditation from the College of American Pathologists (“CAP”) and generally the lab director meets professional certification requirements. Some states have implemented regulations concerning molecular diagnostic testing that require licensing or registration of general clinical laboratory activities.

We believe that we will be able to take all steps required in various jurisdictions in order for us to conduct business in those jurisdictions. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

Human Cell and Tissue Products (HCT/Ps)

The FDA has specific regulations governing the manufacture and commercialization of HCT/Ps and the level of these regulations by the FDA, depending on whether the procedure falls solely within the scope of Section 361 of the Public Health Service Act (the “PHS Act”) (42 U.S.C. § 264) or if they are regulated as drugs, devices, and/or biological products under Section 351 of the PHS Act (42 U.S.C. § 262) and/or the FD&C Act.

If an HCT/P meets the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”), no premarket FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. However, the processor of the tissue is required to register and list its products with the FDA, comply with regulations regarding labeling, record keeping, donor eligibility and screening and testing, process the tissue in accordance with established current Good Tissue Practices (cGTP), and investigate and, in certain circumstances, report adverse events or deviations.

To be a Section 361 HCT/P, a product generally must meet all four of the following criteria:

1)  It must be minimally manipulated;

2)  It must be intended for homologous use;

3)  Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent, provided the addition of such article does not raise new clinical safety concerns; and

4)  It must not have a systemic effect and must not be dependent upon the metabolic activity of living cells for its primary function (unless the product is intended for reproductive use, autologous use, or use in a first- or second-degree blood relative).

We have successfully completed an FDA audit, and management believes our structural umbilical cord tissue product qualify as Section 361 HCT/Ps. Other regenerative medicine products and product candidates that we have developed or have commercialized are being evaluated with respect to regulatory classification. We plan to prepare for any regulatory pathway that is required.  Other HCT/Ps we are developing are being evaluated with respect to regulatory classification, and we will prepare for any pathway of manufacturing or regulation that is required.

All establishments that manufacture Section 361 HCT/Ps must register and list their HCT/Ps with the FDA’s Center for Biologics Evaluation and Research (“CBER”) within five days after commencing operations. In addition, establishments are required to update their registration annually in December or within 30 days of certain changes, and submit changes in HCT/P listing at the time of or within six months of such change. Establishments that manufacture Section 361 HCT/Ps will know that they are registered in compliance with 21 C.F.R. § 1271.10(a) when they receive a validated form with the registration number (“FEI#”) after submitting the Form FDA 3356 (registration form).  Applicable GTP requirements govern the facilities, controls, and methods used in the manufacture of HCT/Ps, including without limitation, recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution of 361 HCT/Ps. FDA inspection and enforcement with respect to establishments described in 21 C.F.R. § 1271 includes inspections conducted, as deemed necessary, to determine compliance with the applicable provisions and may include, but is not limited to, an assessment of the establishment’s facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers, and controls required to be maintained under 21 C.F.R. § 1271. Such inspections can occur at any time with or without written notice at such frequency as is determined by the FDA in its sole discretion.

Our subsidiary, Predictive Biotech, successfully completed an FDA inspection of its lab in October 2018. This inspection included the review of all of the Company’s SOPs, manufacturing processes and marketing material. The Company resolved and reported back to the FDA on 2 items that were identified on the FDA’s standard 483 form. The Company is currently listed on the FDA’s database as a Company in good standing under the status of “No Action Indicated (NAI)”.

We believe that we are operating our HCT/Ps business in compliance with applicable FDA regulations and other applicable laws.

Therapeutics

We intend to partner with one or more pharmaceutical partners to develop therapeutic products which will be subject to regulation by the FDA and require approval before they may be clinically tested and commercially marketed for human therapeutic use in the United States and other countries. The precise regulatory requirements with which we will have to comply are undergoing periodic revisions and refinement.

The steps required before a therapeutic product may be marketed in the United States are numerous and include, but are not limited to the following:

- completion of preclinical laboratory tests, animal studies, chemical process development, and formulation studies;

- the submission to the FDA of an IND, which must become effective before clinical trials may commence;

- performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

- the submission of a New Drug Application, or NDA, to the FDA; and

- FDA approval of the NDA, including approval of all product labeling and initial advertising.

The testing and approval process required to market a therapeutic product involves substantial time, effort, and financial resources and we cannot be certain that any approvals for any of our future therapeutic products will be granted on a timely basis, if at all.

Clinical trials are typically conducted in three sequential Phases that may overlap:

- PHASE 1: Initial safety study in healthy human subjects or patients where the candidate therapy is tested for safety, dosage tolerance, absorption, distribution, metabolism, and excretion.

- PHASE 2: Studies in a limited patient population designed to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine tolerance and optimal dosage.

- PHASE 3: Studies in an expanded patient population to further evaluate clinical efficacy and to further test for safety.

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon us or our partners’ activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA approval is subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with current Good Manufacturing Practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our suppliers will be able to comply with current Good Manufacturing Practices regulations and other FDA regulatory requirements.

Fraud, Abuse and False Claims

We are directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and other potential referral sources for our products pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and similar laws. In addition, federal and state laws are also sometimes open to interpretation. We could potentially face legal risks if our interpretation differs from those of enforcement authorities. Further, from time to time we may find that we are at a competitive disadvantage if our interpretation differs from that of our competitors.

In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (in cash or in kind), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of, a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, exclude certain specified remuneration and remunerative arrangements from being violations of the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by Government enforcement authorities, such as the OIG. Many states have laws similar to the federal law.

Also, the federal civil False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity (i.e., a whistleblower) with knowledge of past or present fraud against the federal government to sue on behalf of the government and to be paid a portion of the government’s recovery, which can include both civil penalties and up to three times the amount of the government’s damages (usually the amount reimbursed by federal healthcare programs). The DOJ takes the position that the marketing and promotional practices of life sciences product manufacturers, including the off-label promotion of products, the provision of inaccurate or misleading reimbursement guidance, or the payment of prohibited kickbacks, may cause the submission of improper claims to federal and state healthcare entitlement programs such as Medicare and Medicaid by health care providers that use the manufacturer’s products, which results in a violation of the FCA. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements (“CIAs”) that require, among other things, substantial government oversight, as well as reporting and remedial actions going forward.

If we fail to comply with these laws, we could be subject to enforcement actions, including but not limited to:

- Multi-year investigations by federal and state governments;

- Criminal and civil fines and penalties;

- Obligations under settlement agreements, such as CIAs or Deferred Prosecution Agreements; and/or

- Exclusion from participation in federal and state healthcare programs.

Other Regulations

In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA, among other things, required HHS to issue regulations that are designed to improve the efficiency and effectiveness of the healthcare system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

The privacy regulations protect medical records and other personal health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. In addition to the federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws may vary widely and new privacy laws in this area are pending. We believe that we have taken the steps required of us to comply with all applicable health information privacy and confidentiality statutes and regulations. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

HHS has regulations which establish standards for electronic transactions and for code sets to be used in those transactions. They also contain requirements concerning the use of these standards by health plans, healthcare clearinghouses, and certain healthcare providers. In addition, HHS has security regulations which establish standards for the security of electronic protected health information to be implemented by health plans, healthcare clearinghouse, and certain healthcare providers. We believe we have taken the steps required of it to comply with both the transactions and code sets as well as the security regulations. However, failure to maintain compliance with these regulations could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Our business is also subject to regulation under state and federal laws regarding environmental protection and hazardous substances control, such as the Occupational Safety and Health Act, the Environmental Protection Act, and the Toxic Substance Control Act. We believe that we are in material compliance with these and other applicable laws and that the costs of our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which could impose substantial additional costs to assure compliance and/or otherwise materially and adversely affect our operations.

EMPLOYEES

We had 112 full-time employees and 9 part-time employees as of September 30, 2019.

Item 1A.	RISK FACTORS

The following risks and uncertainties are important factors that could cause actual results or events to differ materially from those indicated by forward-looking statements. The factors described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and results.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  As a result, the market price of shares of our Common Stock could decline significantly.

This annual report on form 10-K includes management’s best current estimate of the future potential of the business. Investors should be aware that this business has inherent risks that must be fully evaluated and discussed experts fully capable of interpreting the information prior to any investment.

Risks Relating to our Business and Industry Generally

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

-	The announcement or introduction of new products by our competitors;
-	Failure of government and private health plans to adequately and timely reimburse the users of our products;
-	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
-	Our ability to attract and retain key personnel in a timely and cost-effective manner;
-	The amount and timing of operating costs and capital expenditures related to the expansion of our business, operations and infrastructure;
-	Regulation by federal, state or local governments; and
-	General economic conditions as well as economic conditions specific to the healthcare industry.

We have based our current and future expense levels largely on our investment plans and estimates of future events. However, certain of our costs are to a large extent fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.

We are in a highly competitive and evolving field and face competition from well-established tissue processors, genetic testing laboratories and medical device manufacturers, as well as new market entrants.

Our business is in a very competitive and evolving field. Competition from other tissue processors, genetic testing laboratories, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions. In addition, consolidation in the healthcare industry continues to lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.

Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

We plan to enhance and broaden our product offerings in response to changing customer demands and competitive pressure and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

-	Properly identify and anticipate physician and patient needs;
-	Develop and introduce new products or product enhancements in a timely manner;
-	Adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
-	Demonstrate the safety and efficacy of new products; and
-	Obtain the necessary regulatory clearances or approvals for new products or product enhancements.

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

We are subject to numerous federal and state healthcare laws regulations, and a failure to comply with such laws and regulations could have an adverse effect on our business and our ability to compete in the marketplace.

If we fail to comply with the FDA regulations and laws applicable to our operations or tissue products, the FDA could take enforcement action, including, without limitation, pursuit of any of the following sanctions, among others:

- Untitled letters, warning letters, fines, injunctions, product seizures, and civil penalties;

- Orders for product retention, recall, and/or destruction;

- Operating restrictions, partial suspension or total shutdown of operations;

- Refusing any requests for product clearance or approval;

- Withdrawing or suspending any applications for approval or approvals already granted; and/or

- Criminal prosecution.

In addition, there are numerous laws and regulations that govern the means by which companies in the healthcare industry may market their treatments to healthcare professionals and may compete by discounting the prices of their treatments, including for example, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. In addition, federal and state laws are also sometimes open to interpretation. Accordingly, we could potentially face legal risks if our interpretation differs from those of enforcement authorities. Further, from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

Specifically, anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration (direct or indirect, in case or in kind) in return for the referral, use, ordering, or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have entered into consulting agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s length transactions on terms identical to those offered to non-physicians or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. There can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our potential products, perform clinical research on our behalf or educate the market about the efficacy and uses of our potential products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our potential products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance. Further, even the costs of defending investigations of noncompliance could be substantial.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives, whom we do not control.

We derive significant revenues through our relationships with distributors and independent sales representatives. Sales through four distributors, each of which comprise more than 5% of our sales individually, totaled 43.4% of our sales for the period from July 1, 2018 to the June 30, 2019. If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost. Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations.

We continue to invest significant capital in expanding our internal sales force, and there can be no assurance that these efforts will result in increases in sales.

We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities which has contributed to our increased sales.  As a result, we continue to invest in a direct sales force for certain of our products to allow us to reach new customers.  These expenses impact our operating results, and there can be no assurance that we will be successful in expanding the sales of our products.

To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing treatments and that our products should be used in their procedures.

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods.  Physicians may be slow to change their practices for the following reasons, among others:

-	Their lack of experience with prior procedures in the field using our products;
-	Lack of evidence supporting additional patient benefits and our products over conventional methods;
-	Perceived liability risks generally associated with the use of new products and procedures;
-	Limited availability of reimbursement from third party payers; and
-	The time that must be dedicated to training.

In addition, we believe recommendations for and support of our products by influential physicians are essential for market acceptance and adoption.  If we do not receive this support or if we are unable to demonstrate favorable long-term clinical data, physicians and hospitals may not use our products, which would significantly reduce our ability to achieve expected revenue and would prevent us from sustaining profitability.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation could suffer and our business could be adversely impacted.

We will need to expand our organization and managing growth may be more difficult than expected.

Managing our growth may be more difficult than we expect.  We anticipate that a period of significant expansion will be required to penetrate and service the market for our existing and anticipated future products and to continue to develop new products.  This expansion will place a significant strain on management, operational and financial resources.  To manage the expected growth of our operations and personnel, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls.  We must also expand our finance, administrative, and operations staff.  Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Although we have never been sued for product liability, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of medical devices, genetic tests and human tissue products.  We may be subject to such claims if our products cause, or appear to have caused, an injury.  Claims may be made by patients, healthcare providers or others selling our products.  Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, and could result in the withdrawal of, or reduced acceptance of, our products in the market.

Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business.  A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, third party relationships with parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third parties with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.  Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

We may expand our business through acquisitions, licenses, investments, and other commercial arrangements in other companies or technologies, which contain significant risks.

We periodically evaluate strategic opportunities to acquire companies, divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may:

- Issue additional equity securities that would dilute our stockholders’ value;

- Use cash that we may need in the future to operate our business;

- Incur debt that could have terms unfavorable to us or that we might be unable to repay;

- Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

- Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

- Be unable to secure the services of key employees related to the acquisition; and

- Be unable to succeed in the marketplace with the acquisition.

Any of these items could materially and adversely affect our revenues, financial condition, and profitability. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially, and adversely affect our business if we are unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations and financial condition.

Our existing capital resources will not meet our current needs and we must raise additional funding in the immediate future to execute our business plan.

We believe we have sufficient funding to execute our business plan over the next twelve months and thereafter. However, we may elect to expand and accelerate our growth and business lines which could require additional funding outside of continued operations.  There can be no assurance that the necessary funds will be timely available if needed or that continuing operations will provide the needed cash flows.

Our financial resources are insufficient to repay amounts owed on outstanding liabilities.

Our cash reserves are not sufficient to pay current liabilities. We will be looking to pay these obligations through equity financings and/or revenues from operations. We do not have any financial commitments with respect to future financings, we have found it difficult to raise funding in recent periods, and we have had negative cash flow from operating activities until very recently. As a result, there can be no assurance that we will have the means to repay our obligations in full or at all.

We will rely on a single laboratory facility to process our molecular diagnostic tests and a second single laboratory facility to process and produce our regenerative medicine products and HCT/Ps.

Initially, we will rely on a single CLIA-approved laboratory facility in Salt Lake City, Utah that we lease and operate to process our molecular diagnostic tests. We rely on a second laboratory facility in Salt Lake City, Utah that we lease and operate to process our regenerative medicine products and HCT/Ps. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. These facilities could be affected by natural disasters such as earthquakes, floods and fires. In the event either of these facilities or the equipment located in the facilities are affected by man-made or natural disasters, we would be unable to continue our genetic and/or molecular diagnostic business and meet customer demands for a significant period of time. Any interruption in our molecular diagnostic and/or regenerative medicine business would result in a loss of goodwill, including damage to its reputation. If our regenerative medicine and/or planned molecular diagnostic business were interrupted, it would seriously harm our business.

Our success is dependent on our key personnel.

Our success depends upon the skills, experience and efforts of senior management. We have employment agreements with all members of senior management listed in management section. Should the services of any of these people become unavailable to us for any reason, our business would likely be adversely affected and may not continue at all. Competition for such personnel is intense in the genetics industry, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our success will depend on our continued ability to attract and retain highly skilled and qualified personnel.

We may never achieve the goals of our genetics business.

We have not generated operating revenues from the sale of genetics products. There can be no assurance that we will develop any commercially viable genetic testing or treatment techniques. Our success will depend in part on our ability to deal with the problems, expenses, and delays frequently associated with establishing a new business venture. Future losses relating to our genetics business are planned prior to genetic operations potentially becoming profitable. Given the uncertainties surrounding the commercialization of genetic discoveries, we are unable to predict when we will achieve profitability, if ever. Announcements by our present or potential competitors, technological innovations, new commercial products or services, regulatory developments, other developments, disputes concerning patent or proprietary rights, public concern regarding the safety, efficacy or other implications of the products or services that are expected to be developed by us or any future collaborators and other events or factors may have a significant impact on our business, financial condition and results of operations. As a result, there is no assurance that our operations will ever become profitable.

There can be no assurance of market acceptance for our genetic tests.

The commercial success of genetic predisposition and other genetic tests and treatments, which we may develop, will depend upon their acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate and ethical use. For example, there continues to be widespread concern that people with genetic predispositions to diseases may suffer discrimination from employers, as well as providers of health and life insurance. There are also certain groups who oppose the use of genetic tests for inherited diseases for which no cures currently exist. We or our collaborative partners, if any, may be required to expend substantial financial resources to responsibly promote the benefits of any genetic tests and treatments developed. There can be no assurance that any genetic tests and treatments we develop will gain market acceptance on a timely basis, if at all. Failure to achieve market acceptance will have a material adverse effect on our business, financial condition and results of operations.

Our License Agreement is Subject to Certain Minimum Sales Requirements

We have an exclusive license to promote, market, offer for sale and sell the ARTguide™ test and other endometriosis tests in the United States. The territory can be expanded. To maintain the license, we must have minimum sales of $12.5 million in the twelve-month period beginning nine months after commercial launch. In the next year minimum sales must be $30 million and in the third year and thereafter minimum sales must be $60 million. Failure to meeting the minimum sales can result in the termination of our license agreement. There can be no assurance that we will meet the minimum sales requirements. The termination of the license agreement will bar our continued use and sale of the ARTguide™ test.

Our Ownership of Juneau is not Fully Paid

We currently own 48.4 percent of Juneau. We have fully paid for 28.7 percent of our ownership in Juneau and owe an additional $10,340,610 for the remainder of our interest. We are paying this amount in monthly installments for a period ending in January 2021. Failure to pay the monthly installments may result in our loss of the Juneau equity that has not been paid for. There can be no assurance that we will be able to pay for the entire outstanding balance.

We may not be successful in developing genetic tests or in correctly interpreting the results of our genetic tests.

Whether we will be successful in offering genetic testing depends in large part upon our ability to develop genetic tests for genes we have discovered. We are seeking to develop genetic tests that can identify the existence of a particular gene mutations that predispose a person to a particular disease. These gene mutations cannot be discovered until the relevant genes have been discovered and fully sequenced. Genes can be complex and may have numerous mutations. Moreover, a defective gene may malfunction in many different ways, and the many mutated versions of the gene may make a genetic test difficult to perform and interpret. Until a mutation has been characterized, researchers cannot say for sure what risk it poses for an individual. Further, even when a genetic test identifies the existence of a mutation in a particular individual, the interpretation of the genetic test results is limited to the identification of a statistical probability that the tested individual will develop the disease for which the test has been completed. There can be no assurance that we will be successful in developing genetic tests based on our gene discoveries or other such tests will be able to be marketed at acceptable prices or will receive commercial acceptance in the market.

We may not be successful in obtaining adequate reimbursement for our genetic services and products.

Our ability to successfully commercialize any genetic test or treatments we develop, and the ability of any future collaborative partners, if any, to successfully commercialize such products, depends in part on obtaining adequate reimbursement for such services and products and related treatments from government and private health care insurers (including health maintenance organizations) and other third-party payers. Physicians' decisions to recommend genetic tests and treatments, as well as patients' elections to pursue testing and treatments, are likely to be heavily influenced by the scope and extent of coverage for such tests by third-party payers. Government and private third-party payers are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. In particular, services which are determined to be investigational in nature or which are not considered "reasonable and necessary" for diagnosis or treatment may be denied reimbursement coverage. If adequate reimbursement coverage is not available from third-party payers, there can be no assurance that individuals will elect to pay directly for the genetic testing and treatments and market acceptance of the genetic testing and treatments will likely be adversely impacted, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, Medicare often permits coverage decisions to be made by its carriers and intermediaries, leading to different coverage decisions in various parts of the United States. Disapproval of, or limitations in, coverage by the United States Health Care Financing Administration ("HCFA") or other third-party payers, as well as inadequate payment levels, could have a material adverse effect on our future revenues. A key component in the reimbursement decision by HCFA and most private insurers is the development of Current Procedural Terminology ("CPT") codes, which are used in the submission of claims to insurers for reimbursement for medical services. CPT codes are developed, maintained and revised by a committee of medical specialists which is administered by the American Medical Association ("AMA"). Currently, reimbursement for genetic testing and treatments is made on the basis of CPT codes that may not accurately reflect the complexity or sophistication of specific genetic tests. There can be no assurance that specific CPT codes will be implemented for any genetic testing or treatments developed by us. Failure to secure recognition of such CPT codes would have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to maintain or develop appropriate collaborative arrangements that will be necessary for us to develop and commercialize our genetics products and services.

Our current strategy is to rely, in part, on collaborative arrangements to develop and commercialize products based on gene discoveries. There can be no assurance that we will be able to negotiate acceptable collaborative arrangements, or that any collaborative arrangement will be successful. In addition, there can be no assurance that our collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including with our competitors, as a means of developing diagnostic products or treatments for the diseases targeted by the collaborative programs. Milestone payments are frequently built into collaborative arrangements relating to gene discoveries. It is anticipated that our receipt of a substantial portion of the potential milestone payments under future collaborative agreements, if any, is dependent upon the efforts of our strategic collaborators. Failure of any collaborative arrangement could have a material adverse effect on our business, financial condition or results of operations. Additionally, there can be no assurance that disputes over rights or technology or other proprietary interests will not arise. Such disputes or disagreements between with future collaborative partners could lead to delays in collaborative research projects, or could result in litigation or arbitration, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may not be successful in protecting our intellectual property.

Our success will depend, in part, on our ability to obtain patent protection, both in the United States and in other countries. Patents may be issued for various aspects of our product, including genes, gene markers associated with disease, methods of diagnosing a women's predisposition to endometriosis, and methods for treating endometriosis which we believe are patentable. Also important to our success is our ability to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. The patent position of biotechnology firms generally involves complex legal and factual questions. Isolated gene sequences have been considered patentable subject matter since the 1980s and the U.S. Patent and Trademark Office (“USPTO”) has regularly issued patents covering isolated gene sequences. In addition, the USPTO has granted patents on gene markers associated with disease, as well as methods of diagnosing patients for a predisposition to disease. Some argue, however, that genes and diagnostics should not be eligible for patent protection for a number of public policy reasons. Recently, the Supreme Court of the United States ruled that “naturally occurring” genes are not patentable subject matter. As a result, the legal landscape is not settled and several important cases are under review at both the Federal Circuit and the U.S. Supreme Court. If one or more of these decisions rule against gene based diagnostic patents, it may significantly limit or eliminate our ability to obtain patent protection in the United States. Further, there can be no assurance that we will develop patentable applications or that patents will issue or that the claims of any issued patents will afford meaningful protection for any technology or products that we develop. In addition, there can be no assurance that any patents issued to us or our licensors will not be challenged, and subsequently narrowed, invalidated or circumvented.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully conduct research or operate our genetics business at all or on a timely basis.

We (and are partners) currently rely on a small number of suppliers to provide our gene sequencing machines, robots, and specialty reagents required in connection with our research. Management believes that currently there are limited alternative suppliers of gene sequencing machines, robots, and reagents. The gene sequencing machines, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional gene sequencing machines, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing would be adversely affected.

Risks Related to FDA Approval

As noted, our initial commercial genetics product will be an LDT, conducted in a CLIA-certified laboratory, for indications of endometriosis, which will be marketed to Assisted Reproductive Therapy centers and subsequently to the broader OB/GYN physician marketplace. We believe that this product does not require FDA approval. We currently contemplate the eventual launch of a test “kit”, to be marketed as a companion diagnostic for on-label therapeutic indication. We believe that such a kit would be subject to the FDA approval protocol, including clinical trials.  The FDA Approval process can be an extended, complex, and expensive process.  No assurances can be given that, in the event we do elect to pursue a kit, FDA approval will be granted.

Risks Relating to our regenerative medicine products and HCT/Ps

Our regenerative medicine products and HCT/Ps are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our regenerative medicine products and HCT/Ps depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The processing of human tissue into our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

The regenerative medicine products and HCT/Ps we manufacture and process are derived from human tissue and, therefore, have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, human immunodeficiency virus (“HIV”), viral hepatitis, syphilis and other viral, fungal or bacterial pathogens.  We are required to comply with federal and state regulations intended to prevent communicable disease transmission. Although we maintain strict quality controls over the procurement and processing of our tissue, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.

Disruption of our processing could adversely affect our business, financial condition and results of operations.

Our results of operations are dependent upon the continued operation of our processing facilities.  Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, and the need to comply with the requirements of directives from government agencies, including the FDA.  We do not have a secondary processing facility. The unavailability of our manufacturing and processing facilities could have a material adverse effect on our business, financial condition, and results of operations during the period of such unavailability.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.

The manufacturing, marketing and processing of our regenerative medicine products and HCT/Ps involves an inherent risk that our tissue products or processes do not meet applicable quality standards and requirements.  In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  A recall or market withdrawal of one of our products would be costly and would divert management resources.  A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

Any changes in the governmental regulatory classifications of our product candidates could prevent, limit or delay our ability to market or develop our product candidates.

The FDA establishes regulatory requirements based on the classification of a product. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. 361 HCT/Ps are not subject to any premarket clearance or approval requirements and are subject to less extensive post-market regulatory requirements. Because our product development programs are designed to satisfy the standards applicable to 361 HCT/Ps, any change in the regulatory classification or designation of our products would affect our ability to obtain FDA approval or clearance for and marketing of our product candidates.

If a product candidate is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by us. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products’ 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it substantially more difficult or expensive for us to conduct our business by requiring extensive clinical trials, premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those product candidates. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps. We also cannot assure you that the FDA will not impose more stringent interpretations, restrictions, or requirements with respect to products that qualify as 361 HCT/Ps.

Risks Related to Our Common Stock

The price of our common stock has been, and will likely continue to be, volatile.

The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future.  The market price of our common stock could be impacted by a variety of factors, including:

- Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

- Our ability to successfully launch, market and earn significant revenue from our products;

- Our ability to obtain additional financing to support our continuing operations;

- Disclosure of the details and results of regulatory applications and proceedings;

- Changes in government regulations or our failure to comply with any such regulations;

- Additions or departures of key personnel;

- Our investments in research and development or other corporate resources;

- Announcements of technological innovations or new commercial products by us or our competitors;

- Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

- The timing of new product introductions;

- Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;

- Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

- Our ability and the ability of our distribution partners to market and sell our products;

- Changes in reimbursement for our products or the price for our products to our customers;

- Removal of our products from the Federal Supply Schedule, or changes in how government accounts purchase products such as ours or in the price for our products to government accounts;

- Material amounts of short-selling of our common stock; and

- The other risks detailed in this Annual Report.

Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter.  These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  In addition, the stock market and certain of the indices on which we are included have been very volatile in the recent past.  This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

There is no assurance that any analysts will report on our common stock in the future.  Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  If securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect our actual and potential market price.  The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business.  If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.

Our charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

-We will incur additional depreciation expense as a result of recording purchased tangible assets.

-To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

- Cost of sales may increase temporarily following an acquisition as a result of acquired inventory being recorded at its fair market value.

- Earnings may be affected by changes in estimates of future contingent consideration to be paid when an earn-out is part of the consideration.

- Earnings may be affected by transaction and implementation costs, which are expensed immediately.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently expect to use available funds and any future earnings in the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

We have experienced volatility in the price of our stock and are subject to volatility in the future.

The price of our common stock has experienced significant volatility. The high and low bid quotations for our common stock, as reported by the OTC Markets, ranged between a high of $6.91 and a low of $0.77 during the past 12 months. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. As a result, investors may be unwilling to purchase our common stock and our market price may be affected. The price of our stock may change dramatically in response to our success or failure and based upon our relationship and the decisions of our Chief Executive Officer.

In the event that we become listed on the NASDAQ there is no assurance that we will be able to maintain that listing.

Our common stock currently trades on the Over-The-Counter markets under the symbol PRED. We are seeking a listing on NASDAQ. We currently do not qualify for a listing on NASDAQ and there can be no assurance that we will qualify for a NASDAQ listing in the future. In addition, if a NASDAQ listing is obtained then we will be subject to continued listing requirements to maintain the listing and to avoid delisting. Our results of operations and our current and fluctuating stock price directly impact our ability to satisfy these listing standards.

The Over-The-Counter market is generally considered to be a less efficient system than listing on markets such as NASDAQ or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

We recently identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be prevented or detected timely. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

During the financial close for the quarter ended June 30, 2019, we identified a material weakness in our internal controls over financial reporting related to insufficient controls over the income tax accounting for business combinations and asset acquisitions. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Item 1.B	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We occupy a 5,300 square-foot facility in Salt Lake City, Utah under the terms of an operating lease on a month-to-month basis. This facility is used primarily to support our administrative staff.

We lease a 15,164 square-foot office and laboratory facility in Salt Lake City, Utah under the terms of a renewable operating lease expiring in October 2020 which serves as our HCT/Ps laboratory.

We lease a second 7,507 square-foot office and laboratory facility in Salt Lake City, Utah under the terms of a renewable operating lease expiring in November 2019 which serves as our genetic testing laboratory.

We believe our current facilities are adequate to meet our needs through the end of 2019. Thereafter, we believe that additional space will be required, and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Item 3.	LEGAL PROCEEDINGS

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

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014 Surgenex contracted with Utah Cord Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in the doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid’s employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about July 12, 2019, Predictive Technology Group, Inc. and Predictive Therapeutics, LLC, a subsidiary of Predictive Technology Group, Inc. filed a lawsuit against Michael Schramm. Schramm had previously acted as our patent agent. While acting as our patent agent, Schramm entered into an agreement to sell us certain patents and patent applications in consideration for equity securities. Schramm represented that he owned all right, title and interest in and to the intellectual property. We were subsequently advised by the patent counsel who replaced Schramm that there Schramm’s representation is false. The Company raised these concerns with Schramm, who did not provide satisfactory evidence addressing the concerns of our current patent counsel. We sued Schramm for breach of contract, conversion and on other legal theories and are seeking, among other things, rescission of the purchase and sale transaction. Schramm filed a counterclaim against us and Bradley C. Robinson, our Chief Executive Officer and Transfer Online, Inc., our transfer agent. Schramm is alleging he did not make any false representations. He is alleging, among other things, that various parties involved in the transaction committed breach of contract, conversion, violations of Nevada state law for failure to transfer securities, breach of fiduciary duty, tortious interference, and civil conspiracy.  Based on the information available to us, we do not believe the Schramm proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the counterclaim, have not discovered any evidence of wrongdoing with respect to the allegations in the counterclaim and will vigorously prosecute our claims against Schramm.

As of June 30, 2019, we did not record a liability related to these matters as it determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Markets under the symbol PRED

	High	Low
Fiscal Year Ended June 30, 2019
Fourth Quarter	$6.48	$2.01
Third Quarter	$3.00	$0.90
Second Quarter	$1.91	$0.82
First Quarter	$2.32	$0.86

Fiscal Year Ended June 30, 2018
Fourth Quarter	$1.91	$0.82
Third Quarter	$3.65	$1.18
Second Quarter	$1.58	$0.78
First Quarter	$1.18	$0.70

Stockholders

As of September 30, 2019, there are 265 shareholders of record and they hold 282,988,933 shares of the Company’s common stock.  Each broker dealer or clearing corporation that holds shares for customers is counted as a single shareholder of record.

Equity Compensation Plan Information

The 2015 Stock Option Plan authorized the issuance of up to fifteen percent of the total outstanding shares. As of June 30, 2019, options exercisable for 24,407,750 shares had been granted under the Plan. In addition, the Company has outstanding warrants exercisable for 68,253,520 shares of common stock at a weighted average strike price of $0.78 per share. We have granted piggy-back registration rights, subject to certain restrictions, for 14,000,000 shares of common stock that will be issued upon exercise of outstanding warrants.

We have the following shares authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	24,407,750	$1.74	(1)
Equity Compensation Plans Not Approved by Security Holders	0	0	0

(1) Fifteen percent of the total outstanding shares. As of June 30, 2019, there were 273,761,955 shares outstanding which results in: (i) options exercisable for 24,407,750 shares of common stock being authorized under the Plan and (ii) options exercisable for 16,656,543 shares of common stock remaining available for issuance as of such date.

Unregistered Sales of Securities

During the past three years the Company issued (or is obligated to issue) the following shares:

1)Warrants exercisable for 2,400,000 shares of common stock were issued to Flagshipsailsrx, LLC (“Flagship”), an accredited investor, in March 2018 (the “2018 Warrants”). The warrants were issued to Flagship in return for its services as manager of the Company’s sales team, distributors and marketing efforts. In February 2017, the Company agreed to issue the 2018 Warrants when annualized sales, computed on a monthly basis, reached $20,000,000. This milestone was achieved in March 2018. In February 2017, the Company issued to Flagship warrants exercisable for 4,800,000 shares of common stock was part of the original consideration to retain Flagship to manage the Company’s sales, distribution and marketing efforts. In August 2017, the Company issued to Flagship warrants exercisable for 4,800,000 shares of common stock as a bonus that was agreed when annualized sales, computed on a monthly basis, reached $10,000,000. All of the above referenced warrants are exercisable at $.50 per share and expire between June, 2022 and August, 2022. There are no additional milestones that will require the issuance of additional securities to Flagship under existing arrangements.

2) Warrants exercisable for 300,000 shares of common stock were issued to an accredited consultant for consulting services relating to the Company’s existing and proposed laboratory facilities. The warrants were issued in August 2018. The warrants are exercisable at $0.94 per share and expire on September 1, 2022.

3) Warrants exercisable for 14,000,000 shares of common stock and 1,000,000 shares of common stock were issued to Juneau Bioscience, LLC in December, 2017 for consideration of amending the license agreements between Juneau and the Company to reduce the royalty rate under and expand the scope of the licenses to include the entire field of endometriosis and pelvic pain. The above referenced warrants are exercisable at $.80 per share and they expire on September 1, 2022. In December of 2018 the Company and Juneau agreed to renegotiate the price paid for the license.  The warrants issued initially for this license agreement were cancelled, and a new round of warrants was issued with an increased exercise price of $0.90 per share, resulting in a decrease in the value assigned to the license agreement of $4,449,211.  There was an associated adjustment to amortization expense.

4) In August 2018, the Company entered into an agreement to issue warrants exercisable for 16,500,000 shares of common stock. These warrants were issued to acquire certain assets of Taueret Laboratories, LLC.  The warrants are exercisable at $.92 per share and expire on September 1, 2022.

5) In August 2018, the Company entered in into Consulting Agreement for various business development, marketing and consulting services and for those services the Company granted warrants exercisable for 5,250,000 shares of common stock. Warrants to acquire 250,000 shares vested upon issuance and the remainder of the warrants vest over a three-year period subject to accelerated vesting upon the occurrence of certain events. The warrants expire on the earlier of (i) the five-year anniversary of the date of issuance or (ii) the date the Consulting Agreement is terminated.

6) From October 2017 to present, options were granted to employees that are exercisable for up to 28,886,000 shares of common stock. The options are exercisable at prices of between $.50 and $2.19 per share.

7) In November 2015, 12,280,242 shares of restricted common stock were issued to accredited investors in connection with Share Exchange Agreements pursuant to which the Company acquired membership interests in Juneau Biosciences, LLC.

8) In March 2016, 9,500,000 shares of restricted common stock were issued to accredited investors in a connection with Share Exchange Agreements pursuant to which the Company acquired Renovo Biotech, Inc (now Predictive Biotech, Inc.)

9) In August 2016, 5,740,760 shares of restricted common stock were issued in connection with the acquisition of certain debt obligations of Juneau Biosciences, LLC.

10) In August 2016, 550,000 shares of restricted common stock were issued in connection with the acquisition of intellectual property from accredited investors.

11) From August 2017 to December 31, 2018, 1,602,917 shares of restricted common stock were issued in connection with management advisory services performed for the benefit of the Company.

12) In December 2017, 5,822,206 shares of restricted common stock were issued to accredited investors in connection with the acquisition of a strategic partner.

13) From January 2016 to December 2017, 16,288,520 shares of restricted common stock together with warrants exercisable for 15,948,520 shares of common stock were sold to accredited investors at a price of $0.50 per unit. The warrants are exercisable through August 1, 2021.

14) In May 2018, 727,917 shares of restricted common stock were issued as payment for services in the development of protocols for the use of HCT/P’s in specified medical procedures.

15)In August 2018, 50,000 shares of restricted common stock were issued to a supplier to secure raw materials for the HCT/P segment of business.

16) In August 2018, 15,500,000 shares of restricted stock were issued to accredited investors in a connection with Securities Purchase Agreement to acquire the assets of Inception DX, which included  CLIA laboratory protocols, cash, equipment and trade secrets.

17) In December 2018, 10,000,000 shares of restricted stock were issued to accredited investors in a connection with the Company’s acquisition of Regenerative Medical Technologies, Inc.

18) On January 18, 2019 the Company entered into an agreement with a fertility clinic for services related to the development of our gene-based diagnostic tests. In consideration for these services, the company granted 900,000 warrants, 250,000 of which vested immediately. The remainder vest based on various performance milestones set forth in the agreement.

19) In March 2019, 552,995 shares of our common stock were issued to the members of Taueret Laboratories, LLC in connection with the Company’s acquisition of the laboratory.

20) In March 2019, the Company entered into an agreement with a consultant for business development services. In consideration for these services, the Company granted options to the consultant exercisable for 3,500,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Options to acquire 1,000,000 shares vested upon issuance, and 750,000 vest upon the Company’s listing on a major stock exchange. The remaining 1,750,000 options vest in five equal quarterly tranches of 350,000 options starting on September 1, 2019.  The warrants expire five years from the date of issuance.

All securities issued by us in the transactions noted above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(a)(2) of the Securities Act. Such transactions did not involve a public offering of securities, no underwriter was involved with the transactions, and no commissions were paid. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. We have been informed that all purchasers are able to bear the economic risk of their investment and are aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company were instructed to mark "stop transfer" on its ledger regarding these shares.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

The securities were acquired for the purchasers own account and not with the view to, or for resale in connection with any distribution. A legend was placed on the certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products (“HCT/P”). In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the year ended June 30, 2019, we reported total revenues of $43,493,589 and net loss of $15,305,169 resulting in a $(0.06) loss per share.

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

In the second half of the year we completed the integration of Taueret Laboratories, LLC, a provider of genetic testing and DNA analysis services. The integration included the complete transition of the CAP and CLIA certificates under Predictive Laboratories as well as restructuring of resources to maximize our ability to successfully commercialize molecular diagnostic products.

During the twelve months ending June 30, 2019 we launched two new molecular diagnostic tests.  PGxPLUS+ was launched in the 2nd quarter with consecutive quarter over quarter volume growth. The PGxPLUS+ test is currently being used to help physicians assess medication selection for patients with chronic pain.  In the fourth quarter we grew our pharmacogenomic test volume (PGxPLUS+) 86% compared to the previous quarter.  In the third quarter, we signed an agreement with Houston Fertility Institute (HFI) to continue the clinical evidence development of the ARTguide genetic test for Reproductive Endocrinologists.  A priority of the agreement will be to establish clinical utility data demonstrating improved outcomes from the utilization of ARTguide for patients receiving fertility treatment.  In the fourth quarter we increased ARTguide test volume 25% compared to the preceding quarter.

On June 24, 2019 we presented Excess germline mutations in four genes in unrelated women with surgical endometriosis at the 35th annual European Society of Human Reproduction and Embryology (ESHRE) meeting.  The study was conducted to identify genes in patients with endometriosis versus the general population. Whole exome sequencing was used to identify four genes (ZNF586, LUZP4, POP4 and UNC5CL) with significant gene burden in over 2,500 women with endometriosis, which was significant versus the general population (p<5 x 10-8). The four newly discovered mutated genes are all involved in the regulation of gene expression. Importantly, it was found that one in four women with endometriosis carry a mutation in one of these genes, while the population frequency is only 8%.

Results of Operations for the Years Ended June 30, 2019 and 2018

Revenue

	Year ended
	June 30,
	2019	2018	Change
Revenue	$43,493,589	$16,624,336	$26,869,253

The increase in revenue is primarily due to continued growth in sales volume due to increasing demand for our HCT/P products.  The Company increased its presence at trade shows, expanded the sales headcount year over year, and added several new distributors allowing our products to be sold to more clinics in the United States.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Year ended
	June 30,
	2019	2018	Change
Cost of goods sold	$16,293,553	$3,971,255	$12,322,295
Cost of goods sold as a % of sales	37.5%	23.9%

Cost of goods sold for the year ended June 30, 2019 increased to $16.3 million from $4.0 million for the year ended June 30, 2018. Approximately $6.6 million of the increase is due to an increase in volume of products shipped. The remaining increase is due to increased quality and regulatory costs of $2.0 million, share based compensation cost of $1.3 million, and increased facility costs of $0.5 million.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Year ended
	June 30,
	2019	2018	Change
Selling and marketing expense	$13,937,021	$12,680,741	$1,256,280
Selling and marketing expense as a % of sales	32.0%	76.3%

Selling and marketing expenses for the year ended June 30, 2019 increased to $13.9 million from $12.7 million for the year ended June 30, 2018. The increase is due to increases in commissions expense of $4.5 million, personnel costs of $2.1 million, bad debt expense of $0.6 million, and travel costs of $$0.5 million. These increases were partially offset by a decrease in share based compensation expense of $7.0 million. The decrease in share-based compensation expense is related to warrants issued to our former sales and marketing contractor in fiscal 2018; no similar warrant issuance occurred in fiscal 2019.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Year ended
	June 30,
	2019	2018	Change
General and administrative expense	$18,229,874	$5,827,891	$12,401,983
General and administrative expense as a % of sales	41.9%	35.1%

General and administrative expenses for the year ended June 30, 2019 increased to $18.2 million from $5.8 million for the year ended June 30, 2018. Approximately $6.7 million of the increase is due to increased share-based compensation expenses. Personnel costs increased by $2.5 million. Legal, consulting, investor relations and audit costs increased by $1.8 million, primarily in connection with the Company’s registration statement filed on Form 10 and related compliance costs.

Research and Development Expenses

	Year ended
	June 30,
	2019	2018	Change
Research and development expense	$5,822,862	$1,896,092	$3,926,770
Research and development expense as a % of sales	13.4%	11.4%

Research and development expenses for the year ended June 30, 2019 increased to $5.8 million from $1.9 million for the year ended June 30, 2018. The increase was primarily driven by increased spending on development of our diagnostic products, as well as continued development of HCT/P manufacturing methods.

Depreciation and amortization expense

	Year ended
	June 30,
	2019	2018	Change
Depreciation and amortization expense	$9,150,184	$4,573,534	$4,576,650
Depreciation and amortization expense as a % of sales	21.0%	27.5%

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

Other loss

	Year ended
	June 30,
	2019	2018	Change
Other loss	$841,315	$699,997	$141,318

Other loss for the year ended June 30, 2019 increased to $0.8 million from $0.7 million for the year ended June 30, 2018. The increase was primarily driven by increased loss on equity method investment of $0.3 million and a decrease in interest income of $0.2 million. The increase is offset by a bargain purchase gain of $0.4 million resulting from our acquisition of Taueret Laboratories, LLC (See Note 2).

Liquidity and Capital Resources

We believe that our existing capital resources, including borrowings under our revolving loan agreement, and the cash to be generated from future sales will be sufficient to meet our projected operating requirements for the foreseeable future. However, our available capital resources may be consumed more rapidly than currently expected and we may need or want to raise additional financing. We may not be able to secure such financing in a timely manner or on favorable terms, if at all.  Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay development of our diagnostic tests or other products in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our capital deployment strategy focuses on use of resources in two key areas: research and development, and the commercialization of our HCT/Ps and diagnostic products. We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy.

The following table represents the condensed consolidated cash flow statement:

	Year ended
	June 30,
(In millions)	2019	2018	Change
Cash provided by (used in) operating activities	$3,494,771	$(288,999)	$3,783,770
Cash used in investing activities	(3,907,163)	(4,049,157)	141,994
Cash provided by financing activities	824,497	4,576,093	(3,751,596)
Net increase in cash and cash equivalents	412,105	237,937
Cash and cash equivalents at the beginning of the year	1,206,139	968,202
Cash and cash equivalents at the end of the period	$1,618,244	$1,206,139

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the year ended June 30, 2019 compared to the prior year was primarily due to a $2.1 million decrease in the year over year change in inventories, and a $2.5 million increase in the year over year change in accounts payable. These increases were partly offset by an increase in the year over year change in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended June 30, 2019 decreased slightly from the prior year. A $1.4 million decrease in cash paid for intellectual property was offset by a $2.3 million increase purchases of property, plant, and equipment; which was in turn offset by cash acquired from the acquisitions of InceptionDX, LLC and Taueret Laboratories, LLC.

Cash Flows from Financing Activities

For the year ended June 30, 2019, compared to the same period in the prior year, the decrease in cash provided by financing activities was driven primarily by the $3.2 million decrease in proceeds from the sale of common stock and warrants to investors.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•Revenue Recognition

•Allowance for Doubtful Accounts

•Inventory Reserve

•Income Taxes

Revenue Recognition.  We derive our revenue primarily from sales of HCT/P products to clinicians. Revenue is recognized when control of the product passes to the customer, typically upon confirmation of delivery of the product to the customer. As our products must remain frozen during transit, we typically ship our products overnight. Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

Generally, we require authorization from a credit card or verification of receipt of payment before we ship products to customers. From time to time we grant credit to our customers with normal credit terms (typically 30 days). We do not recognize assets associated with costs to obtain or fulfill a contract with a customer, as the amortization period for any such costs if capitalized would be one year or less.

Allowance for Doubtful Accounts.  The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Trade accounts receivable are comprised of amounts due from sales of our HCT/P products, which are recorded net of any discounts or contractual allowances. We analyze trade accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms when evaluating the adequacy of the allowance for doubtful accounts.

We periodically evaluate and adjust the allowance for doubtful accounts when trends or significant events indicate that a change in estimate is appropriate.  Such changes in estimate could materially affect our results of operations or financial position; however, to date these changes have not been material.  It is possible that we may need to adjust our estimates in future periods.

Inventory Reserve. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our inventory primarily consists of finished HCT/P products and HCT/P products that are quarantined pending the completion of  quality control procedures. We record a reserve for the estimated amount of quarantined inventory that is not expected to pass quality control. We analyze our historical production and quality control pass rates when evaluating the adequacy of inventory reserve.

Income Taxes.  Our income tax provision is based on income before taxes and is computed using the liability method in accordance with Accounting Standards Codification (“ASC”) 740 – Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse.  Significant estimates are required in determining our provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations.  Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes.  Those factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes.

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets.  If we do not achieve and maintain taxable income from operations and deferred tax liabilities in future periods, we may increase the valuation allowance for our deferred tax assets and record material adjustments to our income tax expense.  Our judgment and tax strategies are subject to audit by various taxing authorities.  While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Estimated interest and penalties on income tax items are included as a component of overall income tax expense, if applicable.

Recent Accounting Pronouncements

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

We expect to recognize a right of use asset for operating leases existing on the transition date of approximately $360,000.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Predictive Technology Group, Inc.
Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm	44-45
Consolidated Balance Sheets as of June 30, 2019 and 2018	46
Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2019 and 2018	47
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2019 and 2018	48-49
Consolidated Statements of Cash Flows for the Years Ended June 30, 2019 and 2018	50
Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

September 30, 2019

To the shareholders and the board of directors of Predictive Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Predictive Technology Group, Inc. (the "Company") as of June 30, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

September 30, 2019

PREDICTIVE TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	Years ended June 30,
	2019	2018
ASSETS
Current assets:
Cash	$1,618,244	$1,206,139
Accounts receivable, net of allowance for doubtful accounts of $687,064 and $ -	1,250,476	534,625
Due from equity method investee	184,443	184,443
Inventory	5,775,185	3,791,374
Other current assets	103,080	17,551
Total current assets	8,931,428	5,734,132
Fixed assets, net of depreciation	6,974,441	773,870
License agreements, net of amortization	18,062,315	20,962,620
Patents, net of amortization	6,850,490	7,761,187
Trade secrets, net of amortization	45,336,335	8,096,311
Other intangible assets, net of amortization	383,931	-
Equity method investments	51,717,719	55,392,622
Goodwill	5,254,451	5,254,451
Other long-term assets	67,075	12,000
Total assets	$143,578,185	$103,987,193
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,943,178	$1,322,149
Accrued liabilities	1,857,771	1,034,905
Deferred revenue	469,376	-
Capital lease obligation, current portion	504,488	-
Subscription payable, current portion	6,300,000	4,409,390
Total current liabilities		6,766,444
Capital lease obligation	1,511,554	-
Subscription payable	4,040,610	10,965,611
Notes Payable	400,000	-
Deferred tax liabilities	11,014,745	4,917,323
Total liabilities	31,041,722	22,649,378

Stockholders' equity:
Common stock, par value $0.001, 273,761,955 and 247,624,403
shares issued and outstanding at June 30, 2019 and
June 30, 2018; 900,000,000 shares authorized	273,762	247,624
Additional paid-in capital	153,604,830	108,049,300
Common stock subscriptions receivable	-	(1,025,000)
Accumulated deficit	(41,102,849)	(25,813,957)
Total controlling interest	112,775,743	81,457,967
Non-controlling interest	(239,280)	(120,152)
Total stockholders' equity	112,536,463	81,337,815
Total liabilities and stockholders' equity	$143,578,185	$103,987,193

 See accompanying notes

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended June 30,
	2019	2018
Revenue	$43,493,589	$16,624,336
Cost of goods sold, exclusive of depreciation & amortization shown below	16,293,553	3,971,255

Operating expenses:
Selling and marketing	13,937,512	12,680,741
General and administrative	18,229,874	5,827,891
Research and development	5,822,862	1,896,092
Depreciation and amortization	9,150,184	4,573,534
Total operating expenses	47,140,432	24,978,258

Operating loss	(19,940,396)	(12,325,177)

Interest income (expense)	(17,504)	199,953
Bargain purchase gain	363,676	-
Loss on equity method investment	(1,164,903)	(899,950)
Other expense	(22,584)	-
Total other loss	(841,315)	(699,997)

Loss before income taxes	(20,781,711)	(13,025,174)

Benefit from income taxes	5,357,413	6,894,407

Net loss	$(15,424,298)	$(6,130,767)

Net loss non-controlling interest	119,128	63,411

Net loss controlling interest & comprehensive loss	$(15,305,170)	$(6,067,356)

Weighted average common shares outstanding	265,526,265	240,781,490

Basic & diluted loss per share	$(0.06)	$(0.03)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,424,298)	$(6,130,767)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	9,296,417	4,510,123
Provision for bad debts	687,064	-
Share based compensation	11,654,942	10,527,427
Deferred income taxes	(5,415,912)	(6,894,407)
Losses on equity method investment	1,164,903	899,950
Interest income paid in equity shares	-	(199,187)
Gain on bargain purchase	(363,676)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,389,871)	(692,305)
Inventory	(1,438,887)	(3,584,261)
Prepaid expenses	(65,929)	(11,941)
Other assets	(55,075)	54,665
Accounts payable	3,552,848	493,838
Accrued liabilities	822,869	737,866
Deferred revenue	469,376	-
Net cash provided by (used in) operating activities	3,494,771	(288,999)

Cash flows from investing activities:
Purchases of property and equipment	(2,708,446)	(405,580)
Purchases of intellectual property	-	(1,357,272)
Issuance of note receivable to equity method investee	-	(300,000)
Cash acquired from acquisitions, net	885,674	-
Cash payments on equity method investee stock subscription	(2,084,391)	(1,875,000)
Capitalization of patent acquisition costs	-	(111,305)
Net cash used in investing activities	(3,907,163)	(4,049,157)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	1,025,000	1,367,500
Proceeds from issuance of common stock	-	1,440,743
Proceeds from issuance of common stock warrants	-	1,767,850
Proceeds from issuance of promissory note	400,000	-
Principal payments on capital leases	(655,203)	-
Exercises of warrants for cash	50,000
Exercises of stock options for cash	4,700	-
Net cash provided by financing activities	824,497	4,576,093

Net increase in cash and cash equivalents	412,105	237,937
Cash and cash equivalents at the beginning of the period	$1,206,139	$968,202
Cash and cash equivalents at the end of the period	$1,618,244	$1,206,139

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Year ended June 30,
	2019	2018
Common stock issued for license agreement	-	18,159,211
Minority interest acquired for conversion of notes	-	3,685,308
Acquisition of minority interests	-	8,577,918
Common stock issued for acquisitions	24,477,511	-
Warrants issued for intellectual property	13,860,000	-
Revaluation of warrants issued for license agreement	(4,449,211)	-
Amendment to reduce subscription payable to equity method investee	2,950,000	-
Deferred tax liabilities assumed in asset acquisitions	11,513,334	-

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Subscription	Non-Controlling	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Receivable	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2017	232,017,346	$232,018	$66,970,589	$(2,392,500)	$(56,741)	$(19,746,601)	$45,006,765
Common stock issued for cash	7,181,600	7,182	1,433,562				1,440,744
Warrants issued for cash			1,767,850				1,767,850
Common stock issued for equity method investment	5,822,206	5,821	9,193,264				9,199,085
Common stock issued for services	1,602,917	1,603	1,729,595				1,731,198
Common stock issued for license agreement	1,000,000	1,000	1,249,000				1,250,000
Warrants issued for license agreement			16,909,211				16,909,211
Share based compensation			8,796,229				8,796,229
Cash received from common stock subscriptions				1,367,500			1,367,500
Net loss					(63,411)	(6,067,356)	(6,130,767)
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisition of InceptionDX, LLC	15,500,000	15,500	14,244,500				14,260,000
Common stock issued for acquisition of Regenerative Medical Technologies, Inc.	10,000,000	10,000	9,190,000				9,200,000
Common stock issued for acquisition of Taueret Laboratories, LLC	552,995	553	1,016,958				1,017,511
Warrants issued for trade secrets			13,860,000				13,860,000
Common stock issued for services	50,000	50	43,450				43,500
Share based compensation			11,611,446				11,611,446
Cash received from common stock subscriptions				1,025,000			1,025,000
Amendment of warrants issued for license agreement			(4,449,211)				(4,449,211)
Common stock cancelled	(1,200,000)	(1,200)	1,200				-
Cashless exercise of warrants	1,129,891	1,130	(1,130)				-
Exercise of warrants for cash	100,000	100	49,900				50,000
Exercise of stock options	5,000	5	4,695				4,700
Adoption of ASU 2018-07			(16,278)			16,278	-
Net loss					(119,128)	(15,305,170)	(15,424,298)
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$-	$(239,280)	$(41,102,849)	$112,536,463

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc. together with its subsidiaries (collectively, “PTG” or the “Company”) develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products (“HCT/Ps”). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person’s risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company’s corporate headquarters are located in Salt Lake City, Utah.

SEGMENT INFORMATION:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance.  The Company operates in two reportable segments, which are differentiated by product.  The HCT/P segment offers minimally manipulated tissue products intended for homologous use, prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factors and cytokines.  The Company’s Diagnostics and Therapeutics segment uses data analytics for disease identification and subsequent therapeutic intervention through novel gene-based diagnostics, and companion therapeutics. Lastly, the “Unallocated Corporate” column in the table below represents those headquarters activities that do not qualify as operating segments and which are not allocated to operating segments in information provided to the CODM. We currently sell our products exclusively in the United States.

Segment revenue and operating income (loss) was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Year ended June 30, 2019
Revenues	$43,445,105	$48,484	$-	$43,493,589
Depreciation and amortization	3,202,171	5,697,112	250,901	9,150,184
Share based compensation	2,716,154	795,383	8,143,958	11,655,495
Segment operating loss	(1,004,197)	(10,169,962)	(8,766,237)	(19,940,396)
Year ended June 30, 2018
Revenues	$16,624,336	$-	$-	$16,624,336
Depreciation and amortization	3,189,774	1,370,948	12,812	4,573,534
Share based compensation	8,216,888	-	2,310,539	10,527,427
Segment operating loss	(7,369,414)	(1,765,950)	(3,189,813)	(12,325,177)

		Year ended
		June 30,
	2019		2018
Total operating loss for reportable segments	$		$
Unallocated amounts:
Unallocated Corporate		(8,766,237)		(3,189,813)
Loss from equity method investment		(1,164,903)		(899,950)
Interest income (expense)		(17,504)		199,953
Other income (expense)		(22,584)		-
Bargain purchase gain		363,676		-
Loss before income taxes		(20,781,711)		(13,025,174)
Income tax benefit		5,357,413		6,894,407
Net loss		(15,424,298)		(6,130,767)
Net loss attributable to non-controlling interest		119,128		63,411
Net loss attributable to Predictive Technology Group, Inc. stockholders		$(15,305,170)		$(6,067,356)

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Year ended June 30, 2019
Capital assets, net	$2,839,521	$2,832,473	$1,302,447	$6,974,441
Intangible assets, net	10,537,076	65,350,446	-	75,887,522
Equity method investments	-	51,717,719	-	51,717,719
Total assets	21,052,083	120,665,445	1,860,657	143,578,185
Year ended June 30, 2018
Capital assets, net	$438,278	$251,075	$84,517	$773,870
Intangible assets, net	13,350,762	28,723,807	-	42,074,569
Equity method investments	-	55,392,622	-	55,392,622
Total assets	19,092,350	84,557,259	337,584	103,987,193

BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared by Predictive Technology Group, Inc. (the “Company” or “Predictive”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

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

Predictive Biotech, Inc. (“Predictive Biotech”), a subsidiary of PTG, began operations during the fiscal year ended June 30, 2017.   Since the inception of operations, revenues have exceeded cash expenses and the excess contributes to the overall operations of PTG.

In addition, PTG has raised sufficient capital through stock subscriptions and borrowings from accredited investors to fund its obligations under its licenses and other agreements for the development of molecular diagnostics products under license in Predictive Therapeutics, LLC (“Predictive Therapeutics”), a subsidiary of PTG.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily comprised of amounts due from sales of the Company’s HCT/P products and are recorded at the invoiced amount. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

Inventories

Inventories consist primarily of HCT/Ps produced by Predictive Biotech and laboratory supplies used in genetic testing performed by Predictive Labs.  We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs, are expensed as incurred.

We analyze our inventory levels at least annually and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management.  We also reserve for the quantity of quarantined (WIP) inventory that is not expected to pass quality control based on historical averages. The related costs are recognized as cost of goods sold in the consolidated statements of operations.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  All stock subscribed as of the date of these financial statements has been fully paid.

Prepaid Expenses

Amounts paid in advance for expenses are accounted for as prepaid expenses and classified as current assets if such amounts are to be recognized as expense within one year from the balance sheet date.

Property, Plant and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the lesser of estimated useful lives of the related assets or the underlying lease term. Lab equipment items have depreciable lives of 5 years, furniture items have depreciable lives of 5 to 7 years, and computer equipment items have depreciable lives of 3 years. Repair and maintenance costs are charged to expense as incurred. Amortization of assets recorded under capital leases is included in depreciation expense.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired patents, licenses, trade secrets and other intellectual property.  Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, and definite-lived intangibles subject to depreciation and amortization, as well as acquisition costs of subsidiaries, are reviewed for impairment annually, typically at the beginning of the fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, or significant litigation.  The Company first assesses qualitative factors above to determine whether it is necessary to perform the quantitative impairment test to identify any impairment loss.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows, or fair value, of the related asset or group of assets over their remaining lives.

As noted in Item 3 above, certain of the Company’s patents are currently subject to litigation to determine whether the seller of the patents had satisfactory title to the patents that were then sold to the Company. These patents have a carrying value of $6,850,490 on our consolidated balance sheet as of June 30, 2019. While the litigation is in its early stages and may reach a broad range of possible outcomes, we have determined that it is at least reasonably possible that the patents may become impaired in the near term depending on the information gained during the legal discovery process and the outcome of the litigation.

Revenue Recognition

We derive our revenue primarily from sales of HCT/P products to clinicians. Revenue is recognized when control of the product passes to the customer, typically upon confirmation of delivery of the product to the customer. As our products must remain frozen during transit, we typically ship our products overnight. Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

Generally, we require authorization from a credit card or verification of receipt of payment before we ship products to customers. From time to time we grant credit to our customers with normal credit terms (typically 30 days). We do not recognize assets associated with costs to obtain or fulfill a contract with a customer, as the amortization period for any such costs if capitalized would be one year or less.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the product, and fees charged to customers are included in net revenue upon completion of our performance obligation. Shipping and handling expenses are included in cost of sales. We present revenue net of sales taxes, discounts, and expected returns.

Deferred Revenue

We recognize a contract liability when customer payment precedes the completion of our performance obligations.

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the period (in thousands).

Amount
Deferred revenue at June 30, 2018	$-
Increase due to deferral of revenue at period end	469,376
Decrease due to beginning contract liabilities recognized as revenue	-
Deferred revenue at June 30, 2019	$469,376

Research and Product Development Costs

The Company expenses research and product development costs as incurred.

Product Liability and Warranty Costs

The Company maintains product liability insurance and has not experienced any liability claims from its product offerings. The Company also offers a warranty to customers providing that its products will be delivered free of any material defects.  There have been no material warranty or product liability costs incurred since inception.  The Company reviews the adequacy of its accrual on a quarterly basis.

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

Concentrations

The Company sells its HCT/P products through its sales force and through a network of distributors. For the years ended June 30, 2019 and 2018, the following distributors’ sales to end customers comprised more than 10% of total sales:

	For the year ended
Distributor	June 30, 2019	June 30, 2018
Distributor A	16.1%	*
Distributor B	11.0%	*
Distributor C	*	10.1%
* Provided less than 10% for the period

There were no end customers comprising more than 10% of sales.

The Company obtains birthing tissue raw materials for its HCT/P products from several third party suppliers and its wholly-owned subsidiary, Cellsure L3C. The following suppliers provided more than 10% of birthing tissues processed by our HCT/P segment:

	For the year ended
Distributor	June 30, 2019	June 30, 2018
Supplier A	37.1%	19.8%
Supplier B	33.7%	64.1%
Supplier C	12.4%	*
Cellsure, L3C	11.7%	*
* Provided less than 10% for the period

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

Correction of immaterial errors

During the financial close for the year ended June 30, 2019, the Company discovered an immaterial error in the valuation of capital lease assets and lease obligations reported on the balance sheet as of March 31, 2019 in the Company’s third quarter 10-Q. Specifically, the leasing arrangement was determined to contain elements that were improperly included in the minimum lease payments used to value the leased assets and capital lease obligation; and that are properly accounted for under other guidance. We corrected the error by making certain reclassifications to our consolidated balance sheet as of June 30, 2019. As a result, our Property, plant, and equipment balance was reduced by $508,360, Other current assets was reduced by $988,284, Accrued liabilities increased by $386,204, and our Capital lease obligation decreased by $1,882,848 on our consolidated balance sheet. As the equipment had not been placed in service and no periodic payments had been made as of March 31, 2019, there was no impact to the consolidated statement of operations, the consolidated statement of cash flows, or the consolidated statement of stockholders’ equity as of and for the year ended June 30, 2019.

During the fourth fiscal quarter of the year ended June 30, 2019, the Company completed a valuation of the assets acquired from our purchase of InceptionDX, LLC, with the assistance of third-party valuation experts. The acquisition of InceptionDX, LLC was accounted for as an asset acquisition, because it was determined not to meet the definition of a business under the applicable accounting guidance. Under the guidance, any difference between the purchase consideration for assets acquired in an asset acquisition and the fair values of those assets is allocated to the acquired assets on a relative fair value basis. The fair values determined by the third-party valuation experts resulted in an immaterial classification difference between property, plant, and equipment and trade secrets on our consolidated balance sheets, as reported in our interim consolidated balance sheets on Form 10-Q. As there is no measurement period allowed for asset acquisitions, the company determined that this classification difference was an error. The error was corrected by reclassifying $477,750 from trade secrets to property, plant, and equipment on our consolidated balance sheet as of June 30, 2019. The Company recognized an additional $13,472 of depreciation and amortization expense on our consolidated statement of operations for the year ended June 30, 2019, resulting from the difference in estimated useful lives assigned to the two asset classes.

During the financial close for the year ended June 30, 2019, the Company discovered an immaterial error in its income tax accounting related to the acquisition of Trade Secrets from Taueret Laboratories, LLC (see Note 2) in August 2018. The trade secrets were purchased with common stock warrants. The Company should have recognized an increase in the carrying amount of the trade secrets and a deferred tax liability of $4,620,000 on the consolidated balance sheet resulting from the difference in book and tax basis in the trade secrets. The Company should also have recognized additional amortization expense and income tax benefit on the consolidated statement of operations for the three months ended September 30, 2018 of 38,500; for the three months ended December 31, 2018 of $77,000; and for the three months ended March 31, 2019 of $77,000, totaling $192,500 for the nine months ended March 31, 2019. The error was corrected by recording the increase in the carrying amount of trade secrets, the deferred tax liability, and related amortization and income tax benefit in the fourth quarter of fiscal 2019, which was determined not to be material to the fourth quarter results.

During the financial close for the year ended June 30, 2019, the Company discovered an immaterial error in its income tax accounting related to the acquisition of a license from Juneau in March 2018 (see Note 5).  The license was purchased in part with common stock warrants. The Company should have recognized an increase in the carrying amount of the licenses and a deferred tax liability of $3,536,404 on the consolidated balance sheet as of June 30, 2018. The Company should also have recognized additional amortization expense and income tax benefit on the statement of operations of $100,629 for the year ended June 30, 2018 and $258,761 for the nine months ended March 31, 2019.  The error was corrected by recording the increased carrying amount of licenses, the deferred tax liability, and related amortization and income tax benefit of $359,391 the fourth quarter of fiscal 2019, which was determined not to be material to the fourth quarter results.

We based our conclusion that the corrections described above  are immaterial both individually and in the aggregate on an analysis performed in accordance with the guidance provided by SEC Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

We expect to recognize a right of use asset for operating leases existing on the transition date of approximately $360,000.

Recently Adopted Accounting Standards

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

LifeCode Genetics, Inc.,

On November 6, 2015, the Company announced the acquisition of LifeCode Genetics, Inc. (“LifeCode”) as its wholly owned subsidiary. LifeCode held a strategic equity investment of 2,792,292 units of Juneau Biosciences, LLC (“Juneau”).   In addition to the development of an assay and related services for the prognosis and monitoring of endometriosis in the infertility market which the Company has licensed, Juneau is developing technologies for the diagnosis of other women’s health conditions.

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

ReNovo Biotech, Inc.

On March 28, 2016, the Company announced the acquisition of ReNovo Biotech, Inc. as its wholly owned subsidiary.  The acquisition provided the Company access to ReNovo Biotech’s cellular, tissue, biomaterial and regenerative medicine products and product candidates. This subsidiary is operated under the name Predictive Biotech, Inc. The Company issued 9,500,000 common shares to effect the acquisition, which was recorded at a fair value of $14,087,000. The fair value of the trade secrets was determined to approximate the value of the common stock paid as consideration. The Company also recognized deferred tax liabilities and goodwill of $5,254,451.

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

The stock issued was for cash, laboratory equipment, membership units in Juneau Biosciences, LLC (“Juneau units”), and trade secrets related to the DNA database and protocols related to a future use as a CLIA laboratory.  The Juneau units were valued based on the value assigned when the Company entered into a subscription to purchase units of Juneau ($1.10 per unit).  The equipment will be depreciated over 5 years.  The proprietary data, DNA library, protocols, research and methods are classified as trade secrets in our industry.  The Company will amortize the trade secrets over an estimated useful life of 15 years.

The stock price on August 22, 2018 was $0.92 per share, indicating a purchase price of $14,260,000 requiring allocation:

Assets:	Amount
Cash	$799,980
Lab equipment	1,177,750
Investment in non-controlling interest	440,000
Trade secrets	11,842,270
Total purchase price	$14,260,000

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

The warrants issued are for proprietary data and methods that are otherwise a trade secret in our industry.  Therefore, the Company determined to classify the assets purchased as trade secrets with a 15-year life.  The Company used a Black Scholes calculation to determine the valuation of the warrants of $13,860,000. As the purchase of the trade secrets with common stock warrants resulted in a difference between book and tax basis in the trade secrets, the carrying amount of the trade secrets was increased to $18,480,000 to reflect the deferred tax liability of $4,620,000 assumed in the transaction.

The fair value of the warrants was determined using the following inputs to the Black Scholes model:

Risk-free interest rate	2.7%
Expected dividend yield	0%
Expected life (in years)	5.0
Expected volatility	150%

Expected volatility was calculated from the historical volatility of the Company’s common stock.

Regenerative Medical Technologies, Inc.

On December 19, 2018 the Company executed a merger with the shareholders of Regenerative Medical Technologies, Inc. (“RMT”), a Utah corporation. The Company acquired RMT for 10,000,000 shares of common stock. RMT holds various assets including (i) models, methods and protocols for collection of birthing tissue and DNA samples, (ii) patient registry models, methods and protocols to collect clinical outcomes and electronic medical records, and (iii) designs and methodologies relating to many initiatives that are complementary to anticipated product offerings and ongoing research, and (iv) other assets.

The fair value of consideration paid was determined based on our stock price of $0.92 on the date of acquisition. In addition, the Company recognized a deferred tax liability of $3,066,667 related to the differences between book and tax basis arising from the acquisition, resulting in a total purchase price of 12,266,667. The Company determined that the assets acquired qualify for treatment as trade secrets within the industry.  The trade secrets will be amortized over an estimated useful life of 10 years.

Aggregate amortization expense related to RMT for the year ended June 30, 2019 was $664,444.

Estimated amortization expense for the assets acquired with RMT consists of the following as of June 30, 2019:

Year Ending June 30,
2020	$1,226,667
2021	1,226,667
2022	1,226,667
2023	1,226,667
2024	1,226,667
Thereafter	5,468,888

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

The Purchase Agreement also specifies that the Company may, at its sole discretion, put certain patents related to the diagnosis and treatment of Preeclampsia (the “Preeclampsia IP”) back to the members of Taueret at any time prior to December 31, 2020 (the “Preeclampsia Option”). On December 31, 2020, an additional payment of $8,547,000 in cash will become due if the Company has not exercised the Preeclampsia Option. After considering the relevant accounting guidance, we determined that the Preeclampsia Option was not part of the business combination with Taueret, because the Preeclampsia Option was included in the Purchase Agreement primarily to benefit the acquirer.

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

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants.  These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

Assets:	Fair Value
Current assets	$663,262
Laboratory equipment	190,397
Software	239,000
Intangible Assets	311,000
Total assets acquired	1,403,659
Liabilities:
Accrued liabilities	(68,181)
Capital lease obligation	(54,291)
Total liabilities assumed	(122,472)
Bargain purchase gain	(363,676)
Total fair value of purchase price	$917,511
Consideration allocated to Preeclampsia Option	100,000
Total consideration	$1,017,511
Less: Cash acquired	(85,694)
Total consideration transferred	$931,817

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

	Year ended June 30,
	2019	2018
Revenue	$45,319,882	$19,670,014
Loss from operations	(19,975,893)	(12,646,122)
Net loss	(15,459,895)	(6,381,045)

To complete the purchase transaction, the Company incurred immaterial acquisition costs, which were recorded as general and administrative expense.  The post-acquisition operations of Taueret did not materially impact the consolidated statement of operations for year ended June 30, 2019.

NOTE 3 INVENTORIES

	As of		As of
	June 30,		June 30,
	2019		2018
Finished goods	$918,199		$1,621,745
Work-in-process	4,485,349		2,148,989
Raw materials and supplies	371,637		20,640
Total inventory on hand	$5,775,185	$	$ 3,791,374

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

	As of	As of
	June 30,	June 30,
	2019	2018
Computer equipment	$530,815	$154,132
Furniture	224,324	36,942
Lab equipment	2,469,652	504,203
Software	923,369	-
Leasehold improvements	870,098	-
Other fixed assets in progress	69,886	234,460
Lab equipment subject to capital lease	2,774,907	-
Total property, plant, and equipment	7,863,051	929,737

Accumulated depreciation	(862,851)	(155,867)
Accumulated depreciation – leased assets	(25,759)	-

Property, plant and equipment, net	$6,974,441	$773,870

Depreciation expense for the years ended June 30, 2019 and 2018 was $731,976 and $150,644, respectively, of which $25,759 and none related to the amortization of assets recorded under capital leases.

NOTE 5 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2019:
Licenses	$21,337,981	$(3,275,666)	$18,062,315	9.0
Patents	9,750,000	(2,899,510)	6,850,490	9.0
Trade Secrets	56,675,936	(11,339,601)	45,336,335	8.9
Other	411,000	(27,069)	383,931	11.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,416,368	$(17,541,846)	$75,887,522	9.0

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2018:
Licenses	$21,960,525	$(997,905)	$20,962,620	10.1
Patents	9,896,050	(2,134,863)	7,761,187	10.0
Trade Secrets	14,087,686	(5,991,375)	8,096,311	2.9
Goodwill	5,241,451	N/A	5,254,451	N/A
Total intangible assets	$51,185,712	$(9,124,143)	$42,074,569	7.9

Estimated future amortization expense related to intangible assets consists of the following as of June 30, 2019:

Year Ending June 30	Amount
2020	$8,908,766
2021	8,514,306
2022	6,022,890
2023	6,022,890
2024	6,022,890
Thereafter	35,141,328

Total amortization expense for the years ended June 30, 2019 and June 30, 2018, was $8,418,388 and $4,422,889 respectively.

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

Upon first commercial sale of the licensed assay, the Company will issue to Juneau common shares with a market value of $2,500,000.  Juneau is entitled to a royalty equal to 50% of net sales, adjusted to exclude certain costs and fees, and subject to certain minimums.

In March of 2018, the Company’s licenses with Juneau were amended to reduce the royalty rate and expand the scope of the licenses to include the entire field of endometriosis and pelvic pain in consideration for the issuance of 1,000,000 shares of the Company’s common stock and warrants exercisable for 14,000,000 shares of common stock at $0.80 per share.

In December of 2018 the Company and Juneau agreed to renegotiate the price paid for the license.  The warrants issued initially for this license agreement were cancelled, and a new round of warrants was issued with an increased exercise price of $0.90 per share, resulting in a decrease in the value assigned to the license agreement of approximately $4,449,211. The replacement of the warrants resulted in an additional deferred tax liability of $290,263, resulting in a net decrease in carrying value of the licenses of $4,158,948.  There was an associated adjustment to amortization expense. The fair value of the replacement warrants were determined using the following inputs to the Black Scholes model:

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

Patents

On September 22, 2015 certain patents were acquired in exchange for 541,325 Class A Units of Predictive Therapeutics, LLC. There were no contingencies or royalty obligations associated with the purchase of the patents.  These patents were recorded on Predictive Therapeutics, LLC’s books at a fair value of $9,750,000.

NOTE 6 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company’s investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of June 30, 2019	As of June 30, 2018
Carrying amount	$51,717,719	$55,392,625
Ownership percentage	48.4%	49.6%

On November 6, 2015, the Company acquired 2,792,292 units of Juneau through its acquisition of LifeCode Genetics, Inc. (See Note 2).

On August 1, 2016, the Company entered into agreements to acquire unsecured convertible notes receivable from Juneau from existing noteholders in exchange for common stock of the Company. The face amount of the notes acquired was $2,870,380 and 5,740,760 shares of Company common stock were issued in exchange for the notes.  The notes bear interest payable in Juneau units at 12% per annum and were convertible into Class A Units of Juneau at the rate of $1.00 per unit.

On August 3, 2017, the Company lent Juneau an additional $300,000 pursuant to an unsecured loan agreement. The loan was convertible into Class A Units of Juneau at the rate of $1.00 per unit. On August 8, 2017, the principal was increased.  On December 31, 2017, total principal and accrued interest in the amount of $3,685,308 was converted into 3,685,308 Class A Units of Juneau.

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through January 31, 2021. The Company has the right to stop funding the subscription at any time at its sole discretion. Should the Company stop funding the subscription, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided to Juneau under the subscription agreement and grants the Company the right to appoint a minority of Juneau’s Board of Managers.  Should the Company elect not to fund the entire subscription, Juneau’s obligations to the Company that are not related to the license agreements (see Note 5) will terminate.

During fiscal 2018, the Company paid invoices for R&D supplies amounting to $184,443 on Juneau’s behalf. The outstanding balance was applied to the Company’s subscription payable to Juneau subsequent to the balance sheet date.

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

Amounts due under the subscription agreement are as follows:

Year Ending June 30,
2020	$6,300,000
2021	4,040,610

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables:

Juneau Biosciences, LLC	Year ended December 31, 2018	Year ended December 31, 2017
	Audited	Audited
Revenue (related party)	$2,554,037	$2,443,677
Gross profit	2,554,037	2,443,677
Loss from operations	(2,419,890)	(45,744)
Net loss	(2,419,824)	(45,398)
Net loss attributable to Predictive Technology Group, Inc.	(1,200,238)	(22,054)

NOTE 7 ACCRUED LIABILITIES

	As of	As of
	June 30,	June 30,
	2019	2018
Employee compensation and benefits	$816,451	$262,255
Other	1,041,320	772,650
Total accrued liabilities	$1,857,771	$1,034,905

NOTE 8 PROMISSORY NOTE

On June 28, 2019, the Company issued an unsecured Promissory Note to an accredited investor in the amount of $400,000. The Promissory Note bears 12% simple interest and matures on June 28, 2021. The Promissory Note may be repaid at any time.

NOTE 9 INCOME TAXES

Income tax benefit consists of the following:

	Year ended June 30,
	2019	2018
Current:
Federal	$-	$-
State	58,499	-
Total Current	58,499	-
Deferred:
Federal	(4,562,066)	(6,301,108)
State	(853,846)	(593,299)
Total Deferred	(5,415,912)	(6,894,407)
Total income tax benefit	$(5,357,413)	$(6,894,407)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2019	2018
Federal income tax benefit at the statutory rate (21% and 28% for the years ended June 30, 2019 and 2018, respectively)	$(4,364,157)	$(3,647,049)
State income taxes, net of federal benefit	(591,094)	(432,582)
Federal tax credits	(90,938)	(31,924)
Share based compensation	(88,400)	307,252
Bargain purchase gain	(76,372)	-
Tax Cut and Jobs Act Impact	-	(3,107,428)
Other, net	(146,452)	17,324
	$(5,357,413)	$(6,894,407)

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	Year ended June 30,
	2019	2018
Deferred tax assets, net:
Net operating loss carryforwards	$2,421,965	$533,586
Stock compensation expense	4,846,769	2,944,710
Federal tax credits	90,938	34,861
Other, net	320,086	-
Total deferred tax assets	7,679,758	3,513,157
Deferred tax liabilities:
Property, plant and equipment	(1,451,262)	(91,847)
Intangible assets	(11,935,159)	(2,024,078)
Equity method investments	(5,308,082)	(6,314,556)
Total deferred tax liabilities	(18,694,503)	(8,430,481)
Net deferred tax liability	(11,014,745)	(4,917,324)

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

In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a discrete income tax benefit during the quarter ended December 31, 2017 of $3,107,428.   This consisted of a net benefit for the corporate rate reduction due to the revaluing of net deferred tax liabilities as a result of the reduction in the federal corporate tax rates. The Company’s net deferred tax liabilities represent temporary differences between the book bases of assets which are greater than their tax bases. Upon the reversal of those temporary differences, the future tax impact will be based on the lower federal corporate tax rate enacted by the Tax Act. The Company has now completed its accounting of the income tax effects of the Tax Act.

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1,000,000 paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1,000,000 fiscal year deduction limit if paid to a covered executive. There was no impact during the fiscal year ended June 30, 2018, as the law is effective for tax years beginning after January 1, 2018. The Company evaluated its binding contracts entered into prior to November 2, 2017, and determined there is no impact for adjustments related to deferred equity compensation currently carried as a deferred tax asset on the Company’s balance sheet.  For the fiscal year ended June 30, 2019, the Company realized a material impact due to compensation in excess of $1,000,000, which has been reflected in the effective tax rate.

The Company evaluated its deferred tax assets and, based on future reversals of taxable temporary differences, concluded at June 30, 2019 that it is more likely than not that all of its deferred tax assets will be realized.

At June 30, 2019, the Company had federal net operating loss carryforwards of $10,550,116 that do not expire and state net operating loss carryforwards of $4,162,326. Of the total state net operating losses, $1,123,399 is attributable to Utah, which do not expire. The remaining state net operating losses relate to various states that, if not utilized, will begin to expire in 2029

Accounting guidance regarding the accounting for uncertain tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company evaluates all significant tax positions and has not recorded a liability for unrecognized tax assets at June 30, 2019 and expects no significant change during the next twelve months. Interest and penalties related to uncertain tax positions are included as a component of income tax expense and all other interest and penalties are included as a component of other income (expense).

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company is currently not under audit by any tax jurisdiction. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued

NOTE 10 WARRANTS & STOCKHOLDERS’ EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 12). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

In May 2018, the Company issued 727,919 shares to a consultant in exchange for services related to research and development. The Company recognized $866,221 in research and development expense for these services based on the closing stock price on the date the shares were issued.

On August 30, 2018, the Company entered into an agreement captioned “Consulting Agreement” with Avira Financial, LLC whereby Avira will be performing various business development, marketing and consulting services for the Company. In consideration for these services, the Company granted warrants to Avira exercisable for 5,250,000 shares of the Company’s common stock with a strike price of $0.92. Warrants to acquire 250,000 shares vested upon issuance and the remainder of the warrants vest in three equal annual installments, subject to accelerated vesting upon the occurrence of certain events. The warrants expire on the earlier of (i) the five year anniversary of the date of issuance or (ii) the date the Consulting Agreement is terminated.

On January 18, 2019 the Company entered into an agreement with a fertility clinic for services related to the development of our gene-based diagnostic tests. In consideration for these services, the company granted 900,000 warrants with a strike price of $1.01, 250,000 of which vested immediately. The remainder vest based on various performance milestones set forth in the agreement.

On March 7, 2019, The Company entered into an agreement with a consultant for business development services. In consideration for these services, the Company granted warrants to the consultant exercisable for 3,500,000 shares of the Company’s common stock with a strike price of $1.35. Warrants to acquire 1,000,000 shares vested upon issuance, and 750,000 warrants vest upon the Company’s listing on a major stock exchange. The remaining 1,750,000 warrants vest in five equal quarterly tranches of 350,000 options starting on September 1, 2019.  The warrants expire five years from the date of issuance.

The following is a summary of warrant activity from June 30, 2018 through June 30, 2019:

			Weighted
	Number of	Weighted Average	Average Remaining	Aggregate Intrinsic
	Warrants	Exercise Price	Contractual Life	Value
Warrant:
Outstanding June 30, 2018	42,943,520	$0.61	4.0	$16,105,390
Granted	40,700,000	0.95	4.3
Exercised	(1,229,891)	0.50	2.7
Forfeited/ Cancelled	(14,160,109)	0.80	3.7
Outstanding June 30, 2019	68,253,520	0.78	3.6	$261,010,432
Exercisable June 30, 2019	48,533,520	0.79	3.6	$184,819,932

Net tax benefits from warrants issued for services that were exercised during the year ended June 30, 2019 of $862,500 are included in benefit from income taxes on the consolidated statement of operations.

Following the adoption of ASU 2018-07, compensation expense for warrants issued in exchange for services are recognized in a manner consistent with employee options granted under the 2015 Stock Option Plan (see Note 12) and measured using the Black-Scholes option pricing model. Share based compensation expense related to warrants and shares issued outside of the 2015 Stock Option Plan for the years ended June 30, 2019 and 2018 was $4,643,861 and $8,546,570, respectively, recognized in the statement of operations as follows:

Years Ended June 30,
	2019	2018
Cost of goods sold	$-	$-
Selling and marketing	-	7,189,099
General and administrative	4,212,486	491,250
Research and development	431,375	866,221
Total share-based compensation expense	$4,643,861	$8,546,570

Unrecognized compensation cost related to warrants issued for services was $5,410,939 and is expected to be recognized over a weighted average period of 1.46 years.

NOTE 11 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Year ended June 30, 2018
Basic and diluted loss per share	(6,067,356)	240,781,490	(0.03)
Year ended June 30, 2019
Basic and diluted loss per share	(15,305,170)	265,526,265	(0.06)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	As of June 30,
	2019	2018
Warrants for common stock	33,570,112	15,880,650
Options issued pursuant to the 2015 Stock Option Plan	6,024,158	1,848,770
	39,594,270	17,729,420

The number of potentially dilutive shares presented in the table above was calculated using the treasury stock method.

NOTE 12 STOCK OPTION PLAN

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

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an award-by-award basis. Awards provided under the Plan generally vest in three equal annual installments. The maximum term of options issued under the plan is 10 years from the date of grant. The aggregate number of shares of Option Stock that may be issued pursuant to the exercise of Options granted under this Plan will not exceed fifteen percent (15%) of the total outstanding shares of the Company's common stock. The Company settles exercises of stock option awards by issuing new shares. Forfeitures are recognized as they occur.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The assumptions used in the model were as follows:

	Years Ended June 30,
	2019	2018
Risk–free interest rate	2.1-2.9%	1.3-2.8%
Expected volatility	144.6-158.0%	161.0-180.0%
Expected term (in years)	5.3-6.3	2.6-6.0
Expected dividend yield	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  Expected volatility is based on the actual historical annual volatility of the Company’s common stock.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

A summary of option activity is as follows for the fiscal period ended June 30, 2019 and the fiscal year ended June 30, 2018:

	June 30, 2019		June 30, 2018
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of period	4,938,500	$0.78	300,000	$1.00
Options granted	20,565,500	1.93	4,638,500	0.77
Less:
Options exercised	(5,000)	0.94	-	-
Options canceled or expired	(1,091,250)	0.95	-	-
Options outstanding at end of period	24,407,750	$1.74	4,938,500	$0.78
Options exercisable at end of period	5,319,583	$1.21	2,495,250	$0.70

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	outstanding	average	Weighted	exercisable	Weighted
Range of	at	remaining	average	at	average
exercise	June 30,	contractual	exercise	June 30,	exercise
Prices	2019	life (years)	price	2019	price
$0.50 – 1.00	6,146,250	7.49	$0.80	3,339,583	$0.73
1.01 - 1.47	467,000	9.64	1.31	100,000	1.31
2.07 – 3.30	17,794,500	9.78	2.08	1,880,000	2.07
	24,407,750	9.20	$1.74	5,319,583	$1.21

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended June 30, 2019 was $4,850. There were no exercises prior to fiscal year 2019.

As of June 30, 2019, the aggregate intrinsic value of outstanding options was $69,752,580. The aggregate intrinsic value of exercisable options was $18,012,892.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. Share based compensation expense for awards issued under the 2015 Stock Option Plan for the years ended June 30, 2019 and 2018 was $7,011,634 and $1,980,857, respectively.

For the years ended June 30, 2019 and 2018, the Company granted 20,565,500 and 4,638,500 stock options, respectively, at a weighted-average grant date fair value per option equal to $1.80 and $0.96, respectively.

As of June 30, 2019, there was $31,318,878 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 2.87 years.

Share-based compensation expense for awards issued under the 2015 Stock Option Plan recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2019 and 2018 were as follows:

	Year ended June 30,
	2019	2018
Cost of goods sold	$1,340,689	$-
Selling and marketing	401,036	297,469
General and administrative	4,668,242	1,683,388
Research and development	601,667	-
Total share-based compensation expense	$7,011,634	$1,980,857

NOTE 13 COMMITMENTS AND CONTINGENCIES

Licenses

The Company has commitments under license agreements which are described in Note 5.

Leases

The table below presents the future minimum lease payments under operating and capital leases:

Year Ending June 30	Operating	Capital
2020	$364,767	$618,460
2021	97,576	748,361
2022	-	740,797
2023	-	167,719
2024	-	-
Total	$462,343	2,275,337
Less: Imputed interest		(259,745)
		$2,015,592

Operating lease payments primarily relate to the Company’s lease of laboratory and office space expiring in October 2020.

In March 2019, the Company entered into capital leases of laboratory equipment.  The validation process for the leased equipment was completed subsequent to the balance sheet date and payments commence in October 2019.  The lease expires in September 2022, at which time the Company has the option to purchase the leased equipment for one dollar.

Rent expense under operating leases was $648,932 and $121,451 for the years ended June 30, 2019 and 2018, respectively.

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At June 30, 2019, the Company had taken delivery of consumables worth $386,204. The amount due for goods that have been delivered is included in accrued liabilities on the consolidated balance sheet. The following table presents the payments due under the purchase commitment:

Year Ending June 30	Amount
2020	$1,040,033
2021	346,677
2022	-
2023	-
2024	-
$1,386,710

NOTE 14 EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are covered by the plan. The Company makes matching contributions with the employer’s contribution not to exceed 4% of the employee’s compensation. Costs related to these plans were $105,348 and $27,975 for the years ended June 30, 2019 and 2018, respectively.

NOTE 15 SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 30, 2019, the date on which the financial statements were available to be issued.

On June 28, 2019, the Company issued an unsecured promissory note to an accredited investor in the amount of $400,000. Subsequent to the balance sheet date, the company issued additional promissory notes with a total face value of $2,500,000 to the same private investor. The promissory notes bear 12% simple interest and mature on the two year anniversary of each note. The notes may be repaid at any time.

On September 26, 2019, the Company and the accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to an additional $3,000,000. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and shall be repayable at any time. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

In September 2019, the Company issued unsecured promissory notes to a second accredited investor in the amount of $3,600,000. The promissory notes bear 12% simple interest and mature on the two year anniversary of the notes. The notes may be repaid at any time.

On July 16, 2019 and August 1, 2019, a total of 11,000,000 common stock warrants issued to FlagshipSailsRx, LLC, our former sales and marketing contractor, were exercised pursuant to a cashless exercise feature. The cashless exercise resulted in the issuance of 9,172,157 shares of common stock and the cancellation of 1,827,843 warrants in consideration for the exercise price.

On September 25, 2019, the Company and Juneau Biosciences, LLC, it’s equity method investee, executed an amendment to the agreement captioned “Second Amended and Restated Subscription Agreement.” The amendment changed the schedule of payments due under the subscription agreement to purchase units of Juneau. The schedule of payments as of June 30, 2019 under the amended agreement is as follows:

Year Ending June 30	Amount
2020	$1,984,000
2021	1,800,000
2022	5,300,000
2023	1,256,610
2024	-
$10,340,610

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

1.  Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2019, due to a material weakness related to insufficient controls over the accounting for the income tax effects of business combinations and asset acquisitions. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3.	Plan to Remediate Material Weakness

We plan to enhance existing controls and design and implement new controls applicable to our income tax accounting, to ensure that our income tax balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. We plan to devote significant time and attention to remediate the above material weakness as soon as reasonably possible, and we have engaged third party income tax experts to assist in the preparation of our income tax provisions. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design and operation of our controls. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.

4.	Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter or year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
John Sorrentino	64	Chairman of the Board of Directors

Ron Barhorst	62	Director

Senator Orrin G. Hatch	85	Director

Jay Moyes	65	Director

Bradley Robinson	50	Chief Executive Officer/President/Director

Michael Dey, Ph.D.	67	CEO Predictive Therapeutics, LLC/Director

Simon Brewer	41	Chief Financial Officer /Treasurer

Paul Evans	56	Chief Operating Officer

Eric Olson	55	Executive Vice President Predictive Technology Group, Inc./Chief Executive Officer – Predictive Biotech, Inc.

Michael Herbert	57	Executive Vice President – Predictive Technology Group, Inc./Vice President, Marketing – Predictive Biotech, Inc.

BIOGRAPHY

John Sorrentino was elected as Chairman of the Board in October of 2018.  Mr. Sorrentino served as Vice President & Chief Operating Officer, Pfizer Vaccine Research & Development, until his retirement in April 2019. At Pfizer, Mr. Sorrentino was responsible for the strategic deployment and management of financial, physical and human resources across nine vaccine research & development sites in seven countries. Mr. Sorrentino manages a broad mix of financial, facility, staffing clinical testing and systems initiatives to support the vaccine portfolio. These efforts span the entire research and development life cycle from early-stage discovery projects through product-registration activities. Mr. Sorrentino was a member of the leadership team that developed and licensed Prevnar 13, the most commercially successful vaccine franchise in history. In his role with Pfizer, Mr. Sorrentino also managed clinical laboratory services and developed staffing, capital, contracting and other assay-strategies required to assess human immune responses to vaccine candidates and to support vaccine label claims. As Pearl River Site Head, Mr. Sorrentino managed a broad spectrum of site operations. He directed external communications, community relations, colleague enrichment/engagement, diversity and other site-related programs. Mr. Sorrentino has more than 35 years of senior management experience in the life-sciences.  He has held leadership roles in private and public companies as well as government and non-profit institutions focused on improving the public health.  Prior to joining Wyeth/Pfizer in 2003, Mr. Sorrentino held executive management positions in several organizations that provided neonatal screening and related clinical services.  In these roles, Mr. Sorrentino pioneered laboratory advances to create efficiency and competitive advantage that led to the expansion of neonatal screening for treatable genetic conditions throughout the world. During his career, Mr. Sorrentino has held final profit and loss responsibility for several organizations and he has been a founder of three companies.  He has led mergers and acquisitions and developed successful exit strategies for founders.  Mr. Sorrentino has also been a registered lobbyist appearing before state legislators, the US congress and professional societies on a variety of health care and other policy issues. Mr. Sorrentino earned his BA in Chemistry from the University of Massachusetts and MBA from Northeastern University.

The Board of Directors has determined that Mr. Sorrentino’s extensive business and leadership experience in the life sciences industry qualifies him to serve as a member of our Board of Directors.

Mr. Ron Barhorst has been a director since March 2019. Mr. Barhorst worked for ING and ING’s predecessor companies for 25 years. During his tenure he held a broad array of roles. Most recently Mr. Barhorst was the President and CEO of three (3) broker dealers; ING Financial Advisers, LLC, ING Investment Advisors, LLC, and Systematized Benefits Administrators, Inc. He was also the head of ING’s financial advisory business in the US. Mr. Barhorst retired from ING on December 31, 2012. His early career with ING was dedicated to the development of the qualified retirement plan market. Ron’s roles included Regional Manager, District Manager, Regional Vice President and National Head of Health, Education, and Government Sales. Much of his career included appointments to various company boards, and executive level committees. He was also responsible for a large portion of ING’s U.S. based securities registered representative distribution.

Prior to joining ING, Ron worked as the Head of Residential Services for the Montgomery County (Ohio) Board of Mental Retardation and Developmental Disabilities and was a member of the Governor’s council on deinstitutionalization. Ron created a not-for-profit company, Choices in Community Living, Inc., where he served as the Executive Director. Ron has served on numerous not-for-profit boards including the California Business Roundtable for Education Excellence. He is currently the Chairman of the California State University Board of Governors (system wide foundation) and head of the Executive Committee. Ron has held Chairmanship for the past ten (10) years and has been a member of the board since 2000. Ron is a 1982 graduate of  Wright State University and holds a degree in Biology. Ron and his wife, Mitzi, who is also a 1982 graduate of Wright State University, live in Waterford Connecticut.

The Board of Directors has determined that Mr. Barhorst’s extensive business and leadership experience on several board of directors and financial expertise qualifies him to serve as a member of our Board of Directors.

Senator Orrin G. Hatch has been a director since February 2019. Senator Hatch is an attorney and retired politician who served as a U.S. Senator from Utah for 42 years. First elected in 1976, he was the longest-serving Republican U.S. Senator in history.  Senator Hatch served as either the chair or ranking minority member of the Senate Judiciary Committee from 1993 to 2005. He previously chaired the Senate Committee on Health, Education, Labor, and Pensions from 1981 to 1987. Senator Hatch also served as Chairman of the Senate Finance Committee. On January 3, 2015, after the 114th United States Congress was sworn in, Hatch became President pro tempore of the Senate. Senator Hatch retired from the U.S. Senate in 2019.

The Board of Directors believes Senator Hatch is qualified to serve on our Board of Directors due to his seven terms as a U.S. Senator, including service as a member or chair of various U.S. Senate committees.

Mr. Jay Moyes has been a director since February 2019. Mr. Moyes previously served as Chief Financial Officer and Director of the publicly traded biomaterials company Amedica Corporation, now SINTX Technologies, where he managed the company's IPO and listing on NASDAQ, and as Chief Financial Officer at publicly traded CareDx, a molecular diagnostics company where he introduced a strategy to reach profitability. Prior to that he held senior finance positions including Chief Financial Officer during his 14-year tenure at publicly traded Myriad Genetics.  In addition to overseeing all financial aspects at Myriad as the company transitioned from 10 to more than 900 employees, he was instrumental in raising more than $500 million in public and private financings. He previously was Vice President of Finance and Chief Financial Officer of Genmark, a private genetics company. Mr. Moyes began his career in public accounting at KPMG and serves on the Boards of Directors of Achieve Life Sciences (NASDAQ:ACHV), BioCardia (OTC/QB: BCDA) and Puma Biotechnologies (NYSE:PBYI). In addition to Amedica, he previously was a director and Chairman of the Audit Committee of both Osiris Therapeutics (NASDAQ:OSIR) and Integrated Diagnostics. He also served as a member of the Board of Trustees of the Utah Life Science Association. Mr. Moyes holds a BA in economics from Weber State University and an MBA from the University of Utah.

The Board of Directors believes Mr. Moyes is qualified to serve on our Board of Directors due to his extensive experience in the life sciences industry, his broad leadership experience with Myriad Genetics and on several boards of life science companies, and his experience with financial matters.

Mr. Bradley Robinson was appointed CEO of Predictive Technology Group, Inc. in March, 2015. Mr. Robinson brings operational, business development and financing experience to Predictive Technology Group, Inc. The majority of this experience was developed during early stage structuring of ventures in the areas of pharmaceuticals, medical device and information technology. He was a founding member of LifeCode Genetics, LLC in 2011 and Predictive Therapeutics, LLC in 2013, both of which are now wholly owned subsidiaries of the Company. Mr. Robinson has been a founding member of other ventures in healthcare, one of which, Specialized Health Products International, Inc., was publicly traded until its acquisition in March of 2008 by C.R. Bard.  Mr. Robinson was the CEO and co-founder of Infusive Technologies, LLC from November, 2004 until September, 2008 when it was acquired by Sagent Pharmaceuticals, Inc., a specialty injectable pharmaceutical products company. As part of the acquisition, Mr. Robinson became President of the medical device division of Sagent Pharmaceuticals. He left Sagent Pharmaceuticals in 2010 to become Vice President of Business Development of Juneau BioSciences, which develops and commercializes genetic tests related to women’s healthcare.  He was responsible for developing strategic partnerships and the company’s capitalization. Mr. Robinson studied accounting at the University of Utah and earned an MBA/MIM from the Graduate School of International Management (Thunderbird).

The Board of Directors believes Mr. Robinson’s extensive leadership, executive, managerial, business and healthcare industry experience qualifies him to serve as a member of our Board of Directors. In addition, Mr. Robinson’s day-to-day management and intimate knowledge of our business and operations provide our Board with an in-depth understanding of the Company.

Mr. Michael Dey, Ph.D., was elected as a member of the Board of the Company and CEO of Predictive Therapeutics, a wholly-owned subsidiary of the Company, in June of 2016. Prior to joining Predictive Therapeutics, Dr. Dey was an executive at Wyeth where he was the President of Scientific Affairs for Wyeth’s Women’s Health Care business. Prior, Dr. Dey was the President of Wyeth Women’s Health Care which he managed for 7 years. Dr. Dey had worldwide responsibility for this consolidated unit of more than $3 billion annually that included all of Wyeth’s Women’s Health Care resources globally. Prior to his leadership role in women's health care he served as Vice President, General Manager of ESI Pharma, Inc. In 1995, with Wyeth’s acquisition of American Cyanamid and Lederle Standard Products, Dr. Dey became President of ESI Lederle, Inc.  As President of ESI Lederle, his responsibilities included directing one of the largest generic drug companies in the U.S. with more than $500 million in sales, approximately 150 employees in R&D and 100 employees in Marketing and Sales. ESI Lederle sold both oral and injectable products that included Tubex®, the prefilled syringe delivery system. Dr. Dey received a BS in Biology/Chemistry from Western Washington University, an MS degree in Pharmacology-Toxicology from the University of California, Davis, and a PhD in Pharmacology-Toxicology from Washington State University.

The Board of Directors believes that Dr. Dey is qualified to serve on our Board of Directors due to his extensive experience within the field of drug discovery and development, his broad leadership experience on various boards, and his financial expertise with life sciences companies.

Mr. Simon Brewer, CPA, was appointed to the Company’s Chief Accounting Officer in January of 2018, and Chief Financial Officer in July of 2018.  Prior to joining our Company, Mr. Brewer served as Chief Financial Officer of Norbest, LLC from 2016 to 2017, where he was responsible for Norbest’s finance, accounting, HR and IT functions.  Prior to joining Norbest, Mr. Brewer was Vice President, Finance and IT for Wilson Electronics, LLC from 2013 to 2016. Reporting directly to the CEO of Wilson Electronics, Mr. Brewer oversaw significant growth for the electronics company operating in all 50 states and internationally in several countries.  Mr.  Brewer assisted heavily in building scalable processes, modernizing the business, international growth in Asia, and an acquisition of a main competitor. Before that, he was Senior Director and Corporate Controller for Backcountry.com, Inc. from 2009 to 2013. Mr. Brewer implemented Sarbanes Oxley when Backcountry.com was purchased by a publicly traded Company, Liberty Interactive, as well as started the FP&A function for modernizing data driven decision making.  Mr. Brewer started his accounting career as a CPA for KPMG LLP from 2005 to 2009, working on audits, IPOs, bankruptcies, divestitures, and acquisitions. Mr. Brewer received his BA and Masters of Accounting degrees, along with a minor in Russian, from The University of Utah. Mr. Brewer is a CPA licensed in Utah and Nevada.

Mr. Paul Evans was appointed Chief Operating Officer in June of 2018. Prior to joining the Company, Mr. Evans was Vice President of Intellectual Property at Vivint, Inc. from 2014 to 2015, where he led the development, management, and enforcement of Vivint’s intellectual property portfolio across the company’s entire platform of smart home solutions, including security and surveillance, smart home control, wireless internet, and cloud storage. From 2010 to 2013, Mr. Evans was General Counsel, Executive VP of Corporate Development, and Chief Governance and Compliance Officer at InTouch Health, a leading provider of telehealth enterprise network and managed services to hospitals and healthcare systems for the delivery of specialty clinical care to patients. Prior to joining InTouch Health, Mr. Evans was an attorney with Stoel Rives LLC from 2008 to 2010.  From 2000 to 2008, he was General Counsel, VP of Business Development, Chief Governance and Compliance Officer of Specialized Health Products International, Inc., a medical device company acquired by C.R. Bard in 2008. Mr. Evans earned his BS in Mechanical Engineering, JD, and MBA degrees from The University of Utah.

Mr. Eric Olson is Executive Vice President, and the founder and Chief Executive Officer of Predictive Biotech, Inc., since he joined the Company in 2016. His previous experience includes over 25 years developing and commercializing innovative technologies in devices, diagnostics, biologics and biomaterials. The last 8 years of his career, Mr. Olson has served in the role of either President, Chief Executive Officer or Board Member. Prior to joining Predictive Technology Group, Mr. Olson was the President and CEO for Cupertino, CA based Skeletal Kinetics. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. Previous to that, Mr. Olson was the President, CEO and Board Member for Amedica Corporation. Amedica manufactured and distributed cortical and cancellous silicon nitride ceramic interbody devices for spine. In addition, the company distributed a line of HCT/Ps designed to work in conjunction with the ceramic biomaterial. Mr. Olson took Amedica Corporation public in 2014. Mr. Olson began his career with Smith & Nephew and has worked with Johnson & Johnson, Medtronic and Wright Medical in Sales and Marketing leadership roles. Mr. Olson earned his BS in Behavioral Science and Health Administration degrees from The University of Utah.

Mr. Michael Herbert was appointed Chief Marketing Officer in February of 2017. Prior to joining our Company, Mr. Herbert was Chief Marketing Officer at Flagship Health Group 2011 to 2017, where he worked with many of the top insurers on their go-to-market strategies. Mr. Herbert’s focus has been on strategic brand building, channel alignment, product development and positioning across a broad spectrum of health care and consumer companies. He has held senior leadership and ownership positions in early through mid stage companies, including Bianchi (SVP Sales and marketing 1984 – 1996), Castelli (CEO, 1996 – 2004), Shock Doctor (Chief Sales and Marketing Officer 2004 – 2009), and DreamGuard (Chief Sales and Marketing Officer 2009 – 2011), leading to multiple successful transactions.

BOARD OF DIRECTORS AND COMMITTEES

All Directors hold their office until the next annual meeting of shareholders or until their successors are duly elected, and qualified.  Any vacancy occurring on the Board of Directors may be filled by the shareholders, or the Board of Directors.  A Director elected to fill a vacancy is elected for the unexpired term of his predecessor in office.  Any Directorship filled by reason of an increase in the number of Directors shall expire at the next shareholders’ meeting in which Directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall end on the later of (i) the next meeting of the shareholders or (ii) the term designated for the Director at the time of creation of the position being filled.

Board’s Role in the Oversight of Risk Management

The Board has an active role, directly and through its committees, in the oversight of our risk management efforts. The Board carries out this oversight role through several levels of review. It regularly reviews and discusses with members of management information regarding the management of risks inherent in the operations of our businesses and the implementation of our strategic plan, including our risk mitigation efforts.

Each of the Board’s committees also oversees the management of risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls and cash investment risks. The Nominating and Governance Committee oversees our compliance policies, Code of Conduct, conflicts of interest, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner the Board is able to coordinate its risk oversight.

Committees

The Company has a Compensation Committee, Audit Committee and a Nominating Committee. Each committee consists entirely of independent directors. The Board has adopted charters for these committees.  We post on our website at www.predtechgroup.com the charters of our Audit and Compliance, Compensation and Nominating Committees, our Code of Ethics, and any amendments or waivers thereto. We will provide to any person without charge, upon request, a copy of the charter for any of our committees.   The information contained in our website shall not constitute part of this filing.

Audit Committee

The Audit and Compliance Committee meets to review and discuss our accounting practices and procedures with management and independent public accountants and to review our quarterly and annual financial statements. The Audit and Compliance Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit and Compliance Committee’s primary duties include reviewing the scope and adequacy of our internal accounting and financial controls; reviewing the independence of our independent registered public accounting firm; approving the scope of our independent registered public accounting firm’s audit activities; approving the fees of our independent registered public accounting firm; approving any non-audit related services; reviewing the audit results; and reviewing our financial reporting activities and the application of accounting standards and principles. Prior to the formation of the Audit and Compliance Committee, the Board performed these functions.

The members of the Audit and Compliance Committee are Jay Moyes (Chairman), Ron Barhorst and John Sorrentino. Each member of the audit committee, in addition to being independent under the standards of NASDAQ, is independent under the standards of the Securities and Exchange Commission’s rules and regulations pertaining to listed company audit committees. The Board of Directors has determined that Jay Moyes is an "audit committee financial expert" in accordance with applicable rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the nomination of our directors. The Nominating Committee selects, evaluates, and recommends to the full Board of Directors qualified candidates for election to the Board of Directors. The members of the Nominating Committee are John Sorrentino (Chairman), Ron Barhorst and Jay Moyes. Prior to the formation of the Nominating Committee, the Board performed these functions.

The Board of Directors will consider recommendations by shareholders for director nominees if the names of those nominees and relevant biographical information are submitted in writing to our company’s Secretary in the manner described for shareholder nominations below under the heading “Shareholder Proposals.” The Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by shareholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. Although the Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s business. All director nominations, whether submitted by a shareholder, the Nominating Committee, or the Board of Directors, will be evaluated in the same manner.

Finance Committee

Although we currently do not have a Finance Committee, we plan to form one and when we do it will consist of a minimum of three members of the board of directors, the majority of whom shall meet the same independence and experience requirements of the Audit Committee and the applicable provisions of federal law and the rules and regulations promulgated thereunder and the applicable rules of the OTC Market, the NASDAQ Stock Market, the New York Stock Exchange, or any other exchange where the shares of the Company may be listed or quoted for sale.  The members of the Finance Committee are to be recommended by the Nominating and Corporate Governance Committee and are appointed by and serve at the discretion of the board of directors.

Compensation Committee

The Compensation Committee is responsible for overseeing, reviewing, and approving our executive compensation and benefit programs and administers the Company’s equity incentive plans for employees. Under its charter, the Compensation Committee may delegate authority to subcommittees of the Compensation Committee or to executive officers of the Company, particularly the President and CEO with respect to compensation determinations for persons who are not executive officers of the Company. The members of the Compensation Committee are Ron Barhorst (Chairman), Jay Moyes and John Sorrentino. Prior to the formation of the Compensation Committee, the Board performed these functions.

Our compensation objectives for executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of our company;

●	to use incentive compensation to reinforce strategic performance objectives;

●	to align the interest of our executives with the interests of our shareholders such that the risks and rewards of strategic decisions are shared; and

●	to reflect the value of each officer’s position in the marketplace and within our company.

Policies and Practices Related to our Compensation Program. We strive to create an overall compensation package for each executive officer that satisfies the aforementioned objectives, recognizing that certain elements of compensation are better suited to reflect different compensation objectives. For example, as base salaries are the only element of compensation that are fixed in amount in advance of the year in which the compensation will be earned, the Compensation Committee believes that it is most appropriate to determine base salaries with a focus on the market practices for similarly situated officers at comparable companies as adjusted to reflect the individual officer’s performance during the preceding year. In contrast, cash bonuses and long-term incentives are better able to reflect our company’s performance as measured by financial metrics and are well-suited to motivate officers to achieve specific performance goals that the Compensation Committee has determined are in the best interests of our company. Equity grants are also well-suited to drive long-term performance and align management’s interests with those of shareholders. The Compensation Committee believes that as an officer’s responsibility increases, so does his or her ability to influence the performance of our Company and accordingly, the proportion of his or her compensation that consists of his or her salary and cash bonus should decrease while the proportion of equity incentives to total compensation should increase.

Comparable Companies. In making compensation decisions, including assessing the competitiveness of the total compensation structure for each named executive officer, the Compensation Committee will consider compensation survey data from companies that the Compensation Committee has selected as comparable in terms of industry, size and location. The Compensation Committee periodically reviews the companies that are included as comparable companies and makes revisions to the group as appropriate. The Compensation Committee also reviews executive compensation information for several Utah based publicly-traded companies having revenues similar to those of the Company. The Compensation Committee will review this compensation data to ensure the Company’s compensation of our executives is reasonable.

Equity Grant Practices. The Compensation Committee recognizes the importance of equity ownership in the alignment of shareholder and management interests. The exercise price of each stock option awarded to our executive officers under our incentive compensation programs is equal to the closing price of our common stock on the date of grant, which is the date when the Compensation Committee acts to approve equity awards for senior executives. Performance-based equity awards may also be granted to our named executive officers from time to time.

The Compensation Committee will establish the criteria, and direct the implementation, of all compensation program elements for the executive officers. Generally, the base salary for each named executive officer will be set at the beginning of each fiscal year by our Board after review of the recommendation of the Compensation Committee. The Compensation Committee will consider the Chief Executive Officer’s appraisal of other executive officers’ general performance and looks especially to performance against predetermined goals before making its recommendation to the Board. The Compensation Committee may authorize the Chief Executive Officer to recruit executive officers and offer initial base salaries. The Chief Executive Officer may make recommendations for the Compensation Committee’s approval for stock option grants and compensation related to achievement of non-quantitative goals under non-equity based incentive plans for other executive officers. The Compensation Committee may employ compensation consultants.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been an employee of the Company. None of our executive officers is a member of the Compensation Committee, nor do any of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of directors or Compensation Committee

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

- Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

- Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

- Each officer shall promptly notify our general counsel or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

- Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

- Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

Code of Conduct

We have adopted a Code of Conduct, which applies to the Company and all of our subsidiaries, whereby we expect each employee to use sound judgment to help us maintain appropriate compliance procedures and to carry out our business in compliance with laws and high ethical standards.  Each of our employees is expected to read our Code of Conduct and demonstrate personal commitment to the standards set forth in our Code of Conduct.  Our officers and other supervising employees are expected to be leaders in demonstrating this personal commitment to the standards outlined in our Code of Conduct and recognizing indications of illegal or improper conduct.  All employees are expected to report appropriately any indications of illegal or improper conduct.  An employee who does not comply with the standards set forth in our Code of Conduct may be subject to discipline in light of the nature of the violation, including termination of employment.

We will provide to any person without charge, upon request, a copy of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Conduct.  In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports that were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10 percent stockholders who did not file a Form 5 unless we have obtained a written statement that no filing is required or if we otherwise know that no Form 5 is required. We received either a written statement from our directors, officers and 10 percent stockholders or know from other means that no Forms 5 filings were required.

Board of Directors Meetings

During the year ended June 30, 2019, our board of directors held two (2) formal meetings and no meetings were held where board actions were taken by written consent. All of the Company’s directors attended 100% of our meetings in fiscal 2019.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Predictive Technology Group, Inc., 2735 Parleys Way, Suite 205, Salt Lake City, Utah 84019, Attention: Corporate Secretary, telephone 801-820-0811, or email at www.predtechgroup.com.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned by each named executive officer for the years ended June 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(5)	Total ($)
Bradley C. Robinson (1)	2018 2019	300,000 300,000	25,000 -0-	-0- -0-	-0- 7,720,000	-0- -0-	-0- -0-	-0- -0-	325,000 8,020,000

Simon Brewer (2)	2018 2019	62,500 220,000	-0- -0-	-0- -0-	50,434 2,328,000	-0- -0-	-0- -0-	-0- -0-	112,934 2,548,000

Eric Olson (3)	2018 2019	76,667 250,000	-0- -0-	-0- -0-	-0- 2,910,000	-0- -0-	-0- -0-	-0- -0-	76,667 3,160,000

(1) Mr. Robinson is our Chief Executive Officer, President, and Director

(2) Mr. Simon Brewer is our Chief Financial Officer

(3) Eric Olson is our Executive Vice President

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options vested pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The assumptions made in the valuation of our vested option awards and the material terms of option awards are disclosed in Note 12 to our June 30, 2019 financial statements. Of Mr. Robinson’s stock option award, 25% vested immediately and the remainder vests in three equal annual installments. All other executives’ stock option awards vest in three equal annual installments.

(5) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of June 30, 2019.

Name Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bradley C. Robinson April 9, 2019	1,000,000	3,000,000	2.07	April 9, 2029
Simon Brewer December 19, 2017 April 9, 2019	300,000 -0-	-0- 1,200,000	0.80 2.07	December 19, 2027 April 9, 2029
Eric Olson April 9, 2019	-0-	1,500,000	2.07	April 9, 2029

DIRECTOR COMPENSATION

The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2019 to each of our nonemployee directors who served during fiscal year 2019. Mr. Robinson did not receive additional compensation for serving on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($) (1)	Total ($)
John Sorrentino	5,000	3,880,000	3,885,000
Ronald Barhorst	5,000	1,455,000	1,460,000
Orrin G. Hatch	5,000	485,000	490,000
Jay Moyes	5,000	485,000	490,000
Michael Dey, PhD	5,000	1,455,000	1,460,000

(1)The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards of stock options vested pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The assumptions made in the valuation of our vested option awards and the material terms of option awards are disclosed in Note 12 to our June 30, 2019 financial statements. The stock option awards to each director vest in three equal annual installments.

We compensate our non-executive directors with a cash payment of $2,500 for each in-person board meeting attended ($1,000 for telephonic participation).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2019 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

All shares owned by executive officers and directors of the Company other than those acquired on the open market are subject to lockup agreements. The lockup agreements prevent the sale or transfer of not more than 1% of the covered shares per calendar month until August 2020 without Board approval.

As of September 30, 2019, the Company had outstanding 282,988,933 shares of common stock, no preferred stock, stock options exercisable for 23,941,250 shares of common stock with an exercise price range from $0.50 to $3.30 and warrants exercisable for 58,243,520 shares of common stock with exercise prices of between $0.50 to $1.73.

Name of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Ownership	Position
John Sorrentino(3)	-0-	0.00%	Chairman of the Board of Directors
Ronald Barhorst (4)	1,740,736	0.64%	Director
Senator Orrin G. Hatch (5)	-0-	0.00%	Director
Jay Moyes (6)	-0-	0.00%	Director
Bradley Robinson (7)	43,492,482	15.89%	Member of the Board of Directors, Chief Executive Officer and President
Michael Dey, Ph.D. (8)	750,000	0.27%	Member of the Board of Directors, Chief Executive Officer, Predictive Therapeutics, Inc.
Simon Brewer (9)	300,000	0.11%	Chief Financial Officer and Treasurer
Paul Evans (10)	836,000	0.31%	Chief Operating Officer
Michael Herbert (11)	66,667	0.02%	Chief Marketing Officer
Eric Olson (12)	7,500,000	2.74%	Executive Vice President, Chief Executive Officer, Predictive Biotech, Inc.
Total Officers and Directors (10 persons)	54,685,885	19.98%

 (1)  Beneficial ownership is determined in accordance with the rules of the US Securities and Exchange Commission (“SEC”), which include holding voting and investment power with respect to the securities. Shares subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person but are not deemed outstanding for computing the percentage for any other person.

(2)  Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(3) Does not include options exercisable for 2,000,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(4) Does not include options exercisable for 750,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(5) Does not include options exercisable for 250,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.
(6) Does not include options exercisable for 250,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(7)  The amount indicated includes 20,000,000 shares of common stock owned by Mr. Robinson; 4,492,482 shares of common stock owned by Axis Capital Partners, LLC, an entity in which Mr. Robinson is a manager and has a beneficial interest; and 18,000,000 shares of common stock owned by Rhea Holdings, LLC, an entity in which Trisha L. Robinson, Mr. Robinson's wife, is the manager and shares in which Trisha L. Robinson and children of Mr. Robinson have a beneficial interest. The amount also includes options exercisable for 1,000,000 shares of common stock with an exercise price of $2.07 per share. The amount does not include options exercisable for 3,000,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(8)  Includes options exercisable for 750,000 shares of common stock with an exercise price of $0.50 per share. Does not include options exercisable for 750,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(9)  Includes options exercisable for 300,000 shares of common stock with an exercise price of $0.80 per share. Does not include options exercisable for 1,200,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(10)  Includes 336,000 shares of common stock and options exercisable for 500,000 shares of common stock with an exercise price of $0.78 per share. Does not include options exercisable for 1,500,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(11) Includes options exercisable for 66,667 shares of common stock with an exercise price of $0.94 per share. Does not include options exercisable for 633,333 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(12) Includes 7,500,000 shares of common stock owned by Integrity Trust Company, LLC, an entity in which Mr. Olson is a manager and has a beneficial interest. Does not include options exercisable for 1,500,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Rule 4200(a)(15) of the NASDAQ’s listing standards defines an “independent director” as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

- A director who is, or at any time during the past three years was, employed by the company;

- A director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.  Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under NASDAQ Rule 4350(d).

- A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

- A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;

- A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

- A director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Barhorst, Senator Hatch, Mr. Moyes and Mr.  Sorrentino are independent directors, as “independence” is defined by the listing standards of NASDAQ. This determination was made because these directors have no relationship with the Company that would interfere with their exercise of independent judgment.

Certain Relationships and Related Person Transactions

We were not a party to any transactions with related persons since July 1, 2018 that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

We have adopted a Policy on Related Person Transactions (the “Policy”) under which the Audit Committee reviews, approves or ratifies all related person transactions. Under our Policy, a related person transaction is one in which the Company is a participant, and the amount involved exceeds $120,000, and in which any of the following persons have or will have a direct or indirect material interest:

• Executive officers of the Company;

• Members of the Board;

• Beneficial holders of 5 percent or more of the Company’s securities;

• Immediate family members, as defined by Item 404 of Regulation S-K under the Securities Act, of any of the foregoing persons;

• Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal. is in a similar position or in which the person has a 5 percent or greater beneficial ownership interest; and

•Any other persons whom the Board determines may be considered to be related persons as defined by Item 404 of Regulation S-K under the Securities Act.

Under the Policy, the Audit Committee will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee, determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

In reviewing and approving these transactions, the Audit Committee will obtain, or will direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion of the relevant factors will be held if it is deemed to be necessary by the Audit Committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the Audit Committee. This approval authority may also be delegated to the Chairperson of the Audit Committee in some circumstances. It is contemplated that no related person transaction will be entered into prior to the completion of these procedures; however, where permitted, a related person transaction may be ratified upon completion of these procedures.

The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC was engaged as our independent registered public accounting firm to audit our financial statements as of and for the years ended June 30, 2019. Aggregate fees for professional services rendered for the Company by BF Borgers CPA PC for the fiscal years ended June 30, 2019 and 2018, were:

	Fiscal 2019	Fiscal 2018
Audit Fees	$150,000	$174,596

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total	$$150,000	$174,596

Audit Fees. BF Borgers CPA PC was engaged as our independent registered public accounting firm to audit our financial statements for the years ended June 30, 2019 and 2018, review our interim financial statements, and to perform services in connection with our registration statements.

Audit Related Fees. The amounts BF Borgers CPA PC billed us for professional services rendered for audit related fees was $0 for the fiscal years ended June 30, 2019 and 2018.

Tax Fees. The amounts BF Borgers CPA PC billed us for professional services rendered for compliance, tax advice or tax planning was $0 for the fiscal years ended June 30, 2019 and 2018.

All Other Fees. There were no other fees for the fiscal years ended June 30, 2019 and 2018, respectively.

Auditor Independence. There were no non-audit services provided by BF Borgers CPA PC.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by BF Borgers CPA PC, our independent registered public accounting firm, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

Since the formation of the Audit Committee, the Audit Committee has not waived the pre-approval requirement for any services rendered by BF Borgers CPA PC to The Company. All of the services provided by BF Borgers CPA PC to The Company described above were pre-approved by the Audit Committee, or by the Board prior to the formation of the audit committee.

Item 15.	EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Amendment to Articles of Incorporation.
3.2*	Bylaws.
4.1*	Specimen Certificate of Common Stock
10.1*	Second Amended and Restated License Agreement by and between the Company and Juneau Biosciences, LLC. effective March 31, 2018 (Orignially filed at Exhibit 10.1 on Form10, December 12, 2018)
10.2*	Second Amended and Restated Subscription Agreement by and between the Company and Juneau Biosciences, LLC, effective August 22, 2018 (Orignially filed at Exhibit 10.2 on Form10, December 12, 2018)
10.3*	Amended License Agreement between Company and Juneau Biosciences, LLC, effective August 1, 2016. (Orignially filed at Exhibit 10.7 on Form10, December 12, 2018)
10.4*	Employment Contract Bradley C. Robinson (Originally filed as Exhibit 10.1 on Form 10Q Period Ended September 30, 2018)
10.5*	Employment Contract Paul Evans (Originally filed as Exhibit 10.2 on Form 10Q Period Ended September 30, 2018)
10.6*	Employment Contract Simon Brewer (Originally filed as Exhibit 10.3 on Form 10Q Period Ended September 30, 2018)
10.7*	Employment Contract Eric Olson (Originally filed as Exhibit 10.4 on Form 10Q Period Ended September 30, 2018)
10.8*	Employment Contract with Michael Herbert (Originally Filed as Exhibit 10.19 on Form 10/A filed 04/22/2019)
10.9*

Amendment No.1 to the Second Amended and Restated Subscription Agreement between Juneau Biosciences, LLC and Predictive Technology Group, Inc (Originally filed as Exhibit 10.5 on Form 10Q Period Ended September 30, 2018)

10.10*	First Amended and Restated Securities Purchase Agreement between Taueret Laboratories, LLC and Predictive Technology Group, Inc. (Originally Filed as Exhibit 10.1 on Form 8-K filed 03/22/2019)
10.11*	Securities Purchase Agreement between Predictive Technology Group, Inc and Taueret Laboratories, LLC (Originally filed as Exhibit 2.1 on Form 10Q Period Ended September 30, 2018)
10.12*	First Amendment to Securities Purchase Agreement between Predictive Technology Group, Inc and Taueret Laboratories, LLC (Originally filed as Exhibit 2.2 on Form 10Q Period Ended September 30, 2018)
10.13+	Amendment No. 3 to the Second Amended and Restated Subscription Agreement by and between the Company and Juneau Biosciences, LLC, effective September 25, 2019 (filed herewith)
10.14+	Revolving Loan Agreement by and between the Company and The Qyu Holdings, Inc. effective September 25, 2019 (filed herewith)
10.15+	Form of Promissory Notes by and between the Company and accredited investors, effective between June 28, 2019 and September 30, 2019 (filed herewith)
21.1+	List of subsidiaries of the registrant (filed herewith)
31.1+	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2+	Section 302 Certification of Principal Financial Officer (filed herewith)
32.2+	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2+	Section 906 Certification of Principal Financial Officer (filed herewith)
99.1+	Juneau Biosciences, LLC Independent Audit Opinion Letter for years ending December 31, 2017 and 2018 issued by BF Borgers, CPA, P.C. (filed herewith)
101	XBRL Interactive Data Tags

*Previously filed

+Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2019.

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
September 30, 2019		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
September 30, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Bradley C. Robinson	President, Chief Executive	September 30, 2019
	Bradley C. Robinson	Officer and Director
(principal executive officer)

By:	/s/ Simon Brewer	Chief Financial Officer	September 30, 2019
	Simon Brewer	(principal financial and accounting officer)

By:	/s/ John Sorrentino	Chairman of the Board	September 30, 2019
John Sorrentino

By:	/s/ Michael Dey	Director	September 30, 2019
Michael Dey, Ph.D.

By:	/s/ Ronald Barhorst	Director	September 30, 2019
Ronald Barhorst

By:	/s/ Orrin G. Hatch	Director	September 30, 2019
Senator Orrin G. Hatch

By:	/s/ Jay M. Moyes	Director	September 30, 2019
Jay M. Moyes

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. on Form 10-K;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
September 30, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. on Form 10-K;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Simon Brewer
September 30, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-K for the year ended June 30, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
September 30, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-K for the year ended June 30, 2019, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
September 30, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)