Form 10-Q
period 2019-09-30
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2019-11-14
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Predictive common stock outstanding as of November 14, 2019 was 282,988,933.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash	$841,843	$1,618,244
Accounts receivable, net of allowance for doubtful accounts of $724,215 and $687,064	355,068	1,250,476
Due from equity method investee	-	184,443
Inventory	6,362,229	5,775,185
Other current assets	192,696	103,080
Total current assets	7,751,836	8,931,428
Fixed assets, net of depreciation	6,485,678	6,974,441
Operating lease right of use assets	489,520	-
License agreements, net of amortization	17,562,918	18,062,315
Patents, net of amortization	6,659,314	6,850,490
Trade secrets, net of amortization	43,821,752	45,336,335
Other intangible assets, net of amortization	360,728	383,931
Equity method investments	51,578,419	51,717,719
Goodwill	5,254,451	5,254,451
Other long-term assets	31,120	67,075
Total assets	$139,995,736	$143,578,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,295,029	$4,943,178
Accrued liabilities	1,905,734	1,857,771
Deferred revenue	529,870	469,376
Operating lease liability, current portion	387,819	-
Finance lease liability, current portion	643,235	504,488
Subscription payable, current portion	1,800,000	6,300,000
Total current liabilities	8,561,687	14,074,813
Operating lease liability	103,748	-
Finance lease liability	1,347,945	1,511,554
Subscription payable	8,056,610	4,040,610
Notes payable	6,500,000	400,000
Deferred tax liabilities	5,791,224	11,014,745
Total liabilities	30,361,214	31,041,722

Stockholders' equity:
Common stock, par value $0.001, 282,985,560 and 273,761,955
shares issued and outstanding at September 30, 2019 and
June 30, 2019; 900,000,000 shares authorized	282,986	273,762
Additional paid-in capital	158,590,206	153,604,830
Accumulated deficit	(48,967,456)	(41,102,849)
Total controlling interest	109,905,736	112,775,743
Non-controlling interest	(271,214)	(239,280)
Total stockholders' equity	109,634,522	112,536,463
Total liabilities and stockholders' equity	$139,995,736	$143,578,185

 See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended September 30,
	2019	2018
Revenue	$8,259,257	$8,063,802
Cost of goods sold, exclusive of depreciation & amortization shown below:	7,181,991	3,048,556

Operating expenses:
Selling and marketing	3,151,971	2,407,436
General and administrative	6,378,877	2,666,147
Research and development	1,828,350	606,085
Depreciation and amortization	2,610,245	1,665,722
Total operating expenses	13,969,443	7,345,390

Operating loss	(12,892,177)	(2,330,144)

Total other loss	(212,782)	(314,359)

Loss before income taxes	(13,104,959)	(2,644,503)

Benefit from income taxes	5,208,418	612,452

Net loss & comprehensive loss	$(7,896,541)	$(2,032,051)

Net loss non-controlling interest	(31,934)	(27,669)

Net loss attributable to common shareholders	$(7,864,607)	$(2,004,382)

Weighted average common shares outstanding, basic & diluted	281,027,491	254,067,547

Basic & diluted loss per share attributable to common shareholders	$(0.03)	$(0.01)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,896,541)	$(2,032,051)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	2,610,245	1,664,730
Provision for bad debts	37,154	-
Share based compensation	4,994,600	960,080
Deferred income taxes	(5,223,521)	(612,452)
Non-cash lease expense	91,054	-
Losses on equity method investment	139,300	314,782
Changes in operating assets and liabilities:
Accounts receivable	858,700	(834,767)
Inventory	(587,044)	407,719
Prepaid expenses	(89,616)	(80,200)
Other assets	35,955	(24,500)
Accounts payable	(1,240,467)	1,176,451
Accrued liabilities	47,960	(330,315)
Operating lease liability	(89,456)	-
Deferred revenue	60,494	-
Net cash provided by (used in) operating activities	(6,251,183)	609,477

Cash flows from investing activities:
Purchases of property and equipment	(300,805)	(526,507)
Cash acquired from acquisitions, net	-	799,980
Cash payments on equity method investee stock subscription	(300,000)	(1,216,634)
Capitalization of patent acquisition costs	-	(140,675)
Net cash used in investing activities	(600,805)	(1,083,836)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	-	325,000
Proceeds from issuance of promissory notes	6,100,000	-
Principal payments on finance leases	(24,413)	-
Net cash provided by financing activities	6,075,587	325,000

Net decrease in cash and cash equivalents	(776,401)	(149,359)
Cash and cash equivalents at the beginning of the period	$1,618,244	$1,206,139
Cash and cash equivalents at the end of the period	$841,843	$1,056,780

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Three months ended September 30,
	2019	2018
Warrants issued for trade secrets	$-	$13,860,000
Common stock issued for the acquisition of InceptionDX, LLC	-	14,260,000
Right-of-use assets obtained in exchange for new operating lease liabilities	580,574	-

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Non-Controlling Interest	Accumulated Deficit	Stockholders’ Equity
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisition of InceptionDX, LLC	15,500,000	15,500	14,244,500	-	-	-	14,260,000
Common stock issued for services	50,000	50	43,450	-	-	-	43,500
Common stock cancelled	(1,200,000)	(1,200)	1,200	-	-	-	-
Warrants issued for trade secrets	-	-	13,860,000	-	-	-	13,860,000
Cash received from common stock subscriptions	-	-		325,000	-	-	325,000
Share based compensation	-	-	928,846	-	-	-	928,846
Net loss	-	-		-	(27,669)	(2,004,382)	(2,032,051)
BALANCES AT SEPTEMBER 30, 2018	261,974,069	$261,974	$137,127,296	$(700,000)	$(147,821)	$(27,818,339)	$108,723,110

	Common Stock
	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Non-Controlling Interest	Accumulated Deficit	Stockholders Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$-	$(239,280)	$(41,102,849)	$112,536,463
Share based compensation	-	-	4,994,600	-	-	-	4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)	-	-	-	-
Net loss	-	-	-	-	(31,934)	(7,864,607)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	$282,986	$158,590,206	$-	$(271,214)	$(48,967,456)	$109,634,522

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc., together with its subsidiaries (collectively, “PTG” or the “Company”), develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products (“HCT/Ps”). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person’s risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company’s corporate headquarters are located in Salt Lake City, Utah.

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

During the fourth quarter of 2019, we realigned our segment reporting to separately present headquarters costs in information available to the CODM.  The presentation of the comparative information has been recast to conform to the 2019 presentation.

Segment revenue and operating income (loss) were as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended September 30, 2019
Revenues	$8,184,631	$74,626	$-	$8,259,257
Depreciation and amortization	898,944	1,631,308	79,993	2,610,245
Share based compensation	1,671,456	450,101	2,873,043	4,994,600
Segment operating loss	(6,543,985)	(3,228,651)	(3,119,541)	(12,892,177)
Three months ended September 30, 2018
Revenues	$8,063,802	$-	$-	$8,063,802
Depreciation and amortization	741,468	831,523	92,731	1,665,722
Share based compensation	77,649	-	882,431	960,080
Segment operating loss	(330,842)	(966,542)	(1,032,760)	(2,330,144)

		Three months ended
		September 30,
	2019	2018
Total operating loss for reportable segments	$(9,772,636)	$(1,297,384)
Unallocated amounts:
Unallocated Corporate	(3,119,541)	(1,032,760)
Other loss	(212,782)	(314,359)
Loss before income taxes	$(13,104,959)	$(2,644,503)

	As of September	As of June 30,
Total Assets	30, 2019	2019
HCT/Ps	$14,781,848	$21,052,082
Diagnostics and therapeutics	118,743,502	120,665,445
Unallocated corporate	6,470,386	1,860,658
Total Assets	$139,995,736	$143,578,185

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

The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three months ended September 30, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern.

The Company believes that its existing cash and cash equivalents of $841,843 at September 30, 2019, expected revenues and borrowings under our Revolving Loan Agreement are sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues. The Company has based this belief on assumptions and estimates that may prove to be incorrect, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, general capital expenditures and satisfaction of debt obligations. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity and could raise substantial doubt about the Company’s ability to continue as a going concern. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  As of September 30, 2019 and June 30, 2019, all stock subscribed has been fully paid.

Prepaid Expenses

Amounts paid in advance for expenses are accounted for as prepaid expenses and classified as current assets if such amounts are to be recognized as expense within one year from the balance sheet date.

Property, Plant and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the lesser of estimated useful lives of the related assets or the underlying lease term. Lab equipment items have depreciable lives of 5 years, furniture items have depreciable lives of 5 to 7 years, and computer equipment items have depreciable lives of 3 years. Repair and maintenance costs are charged to expense as incurred. Amortization of assets recorded under finance leases is included in depreciation expense.

The Company reviews property and equipment for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

Leases

We have entered into operating and finance lease agreements primarily for office and laboratory facilities and laboratory equipment located in Salt Lake City, Utah with lease periods expiring between 2020 and 2022.

We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet beginning July 1, 2019. Finance lease assets are included in property and equipment, net.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities.

Intangible Assets and Other Long-Lived Assets

Intangible and other long-lived assets are comprised of acquired patents, licenses, trade secrets and other intellectual property.  Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life.

The Company reviews definite-lived intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

Indefinite-lived intangible assets not subject to amortization are reviewed for impairment annually, typically at the beginning of the fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, or significant litigation.  The Company first assesses qualitative factors above to determine whether it is necessary to perform the quantitative impairment test to identify any impairment loss.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows, or fair value, of the related asset or group of assets over their remaining lives.

Certain of the Company’s patents are currently subject to litigation (see Note 14) to determine whether the seller of the patents had satisfactory title to the patents that were then sold to the Company. These patents have a carrying value of $6,659,314 on our consolidated balance sheet as of September 30, 2019. While the litigation is in its early stages and may reach a broad range of possible outcomes, we have determined that it is at least reasonably possible that the patents may become impaired in the near term depending on the information gained during the legal discovery process and the outcome of the litigation.

Revenue Recognition

We derive our revenue primarily from sales of HCT/P products to clinicians. The majority of our contracts with customers have a single performance obligation, and all of our contracts with customers have a duration of less than one year. Revenue is recognized when control of the product passes to the customer, typically upon confirmation of delivery of the product to the customer. As our products must remain frozen during transit, we typically ship our products overnight. Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

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

Amount
Deferred revenue at June 30, 2019	$469,376
Increase due to deferral of revenue at period end	529,870
Decrease due to beginning contract liabilities recognized as revenue	(469,376)
Deferred revenue at September 30, 2019	$529,870

Research and Product Development Costs

The Company expenses research and product development costs as incurred.

Product Liability and Warranty Costs

The Company maintains product liability insurance and has not experienced any related claims from its product offerings. The Company also offers a warranty to customers providing that its products will be delivered free of any material defects.  There have been no material costs incurred since inception based on estimated return rates.  The Company reviews the adequacy of its accrual on a quarterly basis.

Income Taxes

In order to determine the Company’s quarterly provision for income taxes, the Company uses an estimated annual effective tax rate that is based on expected annual income and applicable federal and state tax rates.  Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three months ended September 30, 2019 and 2018.

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

During the three months ended September 30, 2019 and 2018, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying unaudited condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

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

Recently Adopted Accounting Standards

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for us on July 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We used the effective date as our date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods before July 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected all of the new standard’s available transition practical expedients that are applicable.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases, other than for leases of real estate.

NOTE 2 CORRECTION OF PREVIOUSLY-ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended September 30, 2018, the Company discovered (i) an error in the Company's accounting for income taxes, primarily with regard to the impact of income taxes on the Company's accounting for business combinations and asset acquisitions, and (ii) a clerical error in the calculation of volatility used as an input to the Black-Scholes model used to value the warrants issued as consideration for the acquisition of certain intellectual property.  As a result, the Company has corrected the accompanying condensed consolidated statement of operations and comprehensive loss and the statement of stockholders' equity for the three months ended September 30, 2018 from amounts previously reported to (i) record a benefit from income taxes of $612,452, (ii) record $273,900 in share based compensation expense , and (iii) reduce amortization expense related to intangible assets by $6,708.

Additionally, the Company identified the following errors in the calculation of weighted average shares outstanding underlying the calculation of earnings per share for the three months ended September 30, 2018.  Common shares in the amount of 23,127,666 issued prior to the 2017 fiscal year were thought to have been cancelled, when in fact they remain legally outstanding.  The weighted average shares outstanding used to calculate earnings per share were also calculated incorrectly, such that the total corrected weighted average shares outstanding increased by 30,813,446. The error did not affect reported earnings per share in any period.

The condensed consolidated statement of cash flows for the three months ended September 30, 2018 has also been corrected for the adjustments to the condensed consolidated statement of operations discussed above, to have reported net loss agree to the net loss shown in operating cash flows, and to correct the presentation of certain investing and financing activities as follows. First, amounts related to the acquisition of InceptionDX, LLC improperly included noncash activity, and have been corrected in investing activities to show only the cash received as a result of the acquisition.  Non-cash consideration paid for InceptionDX, LLC has been separately disclosed in the corrected table of supplemental cash flow disclosures. Second, $1,216,634 of cash paid under our subscription payable previously incorrectly included in financing activities has been reclassified to investing activities.

In addition to the impact of the corrections described above, the condensed consolidated statement of operations for the three months ended September 30, 2018 includes certain insignificant corrections in presentation that were made to conform to the fiscal 2019 annual financial statements.

The following tables present the effects of the corrections to the condensed consolidated statements of operations and comprehensive loss and the statement of cash flows for the three months ended September 30, 2018.

Unaudited consolidated statement of operations

	Three months ended September 30,
	2018
	(As reported)	(Adjustment)	(Restated)
Revenue from operations (net)	$ 8,063,800	$ 2	$ 8,063,802
Cost of goods sold, exclusive of depreciation & amortization shown below	2,866,734	181,822	3,048,556

Selling and marketing	2,422,718	(15,282)	2,407,436
General and administrative	2,563,440	102,707	2,666,147
Research and development	605,390	695	606,085
Depreciation and amortization	1,672,430	(6,708)	1,665,722
Total operating expense	7,263,978	81,412	7,345,390
Loss from operations	(2,066,912)	(263,232)	(2,330,144)

Other loss	(314,359)	-	(314,359)
Loss before income taxes	(2,381,271)	(263,232)	(2,644,503)
Benefit from income taxes	-	612,452	612,452
Net loss	(2,381,271)	349,220	(2,032,051)
Net loss non-controlling interest	(27,669)	-	(27,669)
Net loss controlling interest	$ (2,353,602)	$ 349,220	$ (2,004,382)

Loss per common share
Basic and diluted	$ (0.01)	$ -	$ (0.01)

Average common shares (in thousands)
Basic and diluted	223,254,101	30,813,446	254,067,547

Unaudited consolidated statement of cash flows

	Three months ended September 30, 2018
	(As reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net loss	$(2,389,580)	$ 357,529	$ (2,032,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,671,438	(6,708)	1,664,730
Share based compensation	698,449	261,631	960,080
Deferred income taxes	-	(612,452)	(612,452)
Losses on equity method investment	314,782	-	314,782
Changes in operating assets and liabilities:
Accounts receivable	(834,767)	-	(834,767)
Inventory	407,719	-	407,719
Prepaid expenses	(80,200)	-	(80,200)
Other assets	(24,500)	-	(24,500)
Accounts payable	1,176,451	-	1,176,451
Accrued liabilities	(330,315)	-	(330,315)
Net cash provided by operating activities	609,477	-	609,477

Cash flows from investing activities:
Purchases of property and equipment	(1,226,507)	700,000	(526,507)
Cash acquired from acquisitions, net	-	799,980	799,980
Common stock issued for acquisition	14,260,000	(14,260,000)	-
Acquisition of InceptionDX, LLC	(12,320,020)	12,320,020	-
Acquisition of Minority Interests	(440,000)	440,000	-
Cash payments on stock subscription	-	(1,216,634)	(1,216,634)
Capitalization of patent acquisition costs	(140,675)	-	(140,675)
Net cash provided by (used in) investing activities	132,798	(1,216,634)	(1,083,836)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	325,000	-	325,000
Cash payments on stock subscription	(1,216,634)	1,216,634	-
Net cash provided by (used in) financing activities	(891,634)	1,216,634	325,000

Net decrease in cash and cash equivalents	(149,359)	-	(149,359)
Cash and cash equivalents at the beginning of the period	$1,206,139	-	$ 1,206,139
Cash and cash equivalents at the end of the period	$1,056,780	$ -	$ 1,056,780

NOTE 3 BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

The warrants issued are for proprietary data and methods that are otherwise a trade secret in our industry.  Therefore, the Company determined to classify the assets purchased as trade secrets with a 15-year life.  The Company used a Black Scholes calculation to determine valuation of the warrants of $13,860,000. As the purchase of the trade secrets with common stock warrants resulted in a difference between book and tax basis in the trade secrets, the carrying amount of the trade secrets was increased to $18,480,000 to reflect the deferred tax liability of $4,620,000 assumed in the transaction.

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

The fair value of consideration paid was determined based on our stock price of $0.92 on the date of acquisition. In addition, the Company recognized a deferred tax liability of $3,066,667 related to the differences between book and tax basis arising from the acquisition, resulting in a total purchase price of $12,266,667. The Company determined that the assets acquired qualify for treatment as trade secrets within industry.  The trade secrets will be amortized over an estimated useful life of 10 years.

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

NOTE 4 INVENTORIES

The composition of inventories is as follows:

	As of	As of
	September 30,	June 30,
	2019	2019
Finished goods	$1,401,177	$918,199
Work-in-process	4,551,264	4,485,349
Raw materials and supplies	409,788	371,637
Total inventory on hand	$6,362,229	$5,775,185

NOTE 5 PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant, and equipment is as follows:

	As of	As of
	September 30,	June 30,
	2019	2019
Computer equipment	$631,508	$530,815
Furniture	224,324	224,324
Lab equipment	2,210,695	2,469,652
Software	923,369	923,369
Leasehold improvements	901,684	870,098
Other fixed assets in progress	89,687	69,886
Lab equipment subject to finance lease	2,774,907	2,774,907
Total property, plant, and equipment	7,756,174	7,863,051

Accumulated depreciation	(1,154,578)	(862,851)
Accumulated depreciation – leased assets	(115,918)	(25,759)

Property, plant and equipment, net	$6,485,678	$6,974,441

Depreciation expense for the three-month periods ended September 30, 2019 and 2018 was $381,886 and $83,133, respectively.

NOTE 6 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At September 30, 2019:
Licenses	$21,337,981	$(3,775,063)	$17,562,918	8.8
Patents	9,750,000	(3,090,686)	6,659,314	8.8
Trade Secrets	56,675,936	(12,854,184)	43,821,752	8.7
Other	411,000	(50,272)	360,728	10.7
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(19,770,205)	$73,659,163	8.7

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2019:
Licenses	$21,337,981	$(3,275,666)	$18,062,315	9.0
Patents	9,750,000	(2,899,510)	6,850,490	9.0
Trade Secrets	56,675,936	(11,339,601)	45,336,335	8.9
Other	411,000	(27,069)	383,931	11.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(17,541,846)	$75,887,522	9.0

Estimated future amortization expense related to intangible assets consists of the following as of September 30, 2019:

Year Ending June 30	Amount
2020	$6,680,408
2021	8,514,306
2022	6,022,890
2023	6,022,890
2024	6,022,890
Thereafter	35,141,328

Total amortization expense for the three months ended September 30, 2019 and 2018 was $2,228,359 and $1,582,589 respectively.

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

In March of 2018, the Company’s licenses with Juneau were amended to reduce the royalty rate and expand the scope of the licenses to include the entire field of endometriosis and pelvic pain. The Company issued 1,000,000 shares of common stock and 14,000,000 warrants with an exercise price of $0.80 per share as consideration.

In December of 2018 the Company and Juneau agreed to renegotiate the price paid for the license.  The warrants issued initially for this license agreement were cancelled, and new warrants were issued with an increased exercise price of $0.90 per share, resulting in a decrease in the value assigned to the license agreement of $4,449,211. The replacement of the warrants resulted in an additional deferred tax liability of $290,263, resulting in a net decrease in the carrying value of the licenses of $4,158,948.  There was an associated adjustment to amortization expense. The fair value of the replacement warrants were determined using the following inputs to the Black Scholes model:

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

The Company amortizes the licenses over the life of the underlying patents.

NOTE 7 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company’s investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of September 30, 2019	As of June 30, 2019

Carrying amount	$51,578,419	$51,717,719

Ownership percentage	48.3%	48.4%

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through September 30, 2021. The Company has the option to cancel the subscription.  If this option is exercised, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided under the subscription agreement and grants the Company the right to appoint a minority of Juneau’s Board of Managers.  Should the Company elect not to fund the entire subscription, Juneau’s obligations to the Company that are not related to the license agreements (see Note 6) will terminate.

On September 25, 2019, the Company and Juneau executed an amendment to the subscription agreement. The amendment changed the schedule of payments due under the subscription agreement to purchase units of Juneau. In addition, a receivable due from Juneau in the amount of $184,443 was applied to the subscription payable balance.  The schedule of payments as of September 30, 2019 under the amended agreement is as follows:

Year Ending June 30	Amount
2020	$ 1,500,000
2021	1,800,000
2022	5,300,000
2023	1,256,610
$ 9,856,610

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables:

Juneau Biosciences, LLC	Year ended December 31, 2018	Year ended December 31, 2017
	Audited	Audited
Revenue (related party)	$2,554,037	$2,443,677
Gross profit	2,554,037	2,443,677
Loss from operations	(2,419,890)	(45,744)
Net loss	(2,419,824)	(45,398)
Net loss attributable to Predictive Technology Group, Inc.	(1,200,238)	(22,054)

NOTE 8 ACCRUED LIABILITIES

	As of	As of
	September 30,	June 30,
	2019	2019
Employee compensation and benefits	$670,685	$816,451
Other	1,235,049	1,041,320
Total accrued liabilities	$1,905,734	$1,857,771

NOTE 9 DEBT

From June to September 2019, the Company issued unsecured promissory notes to an accredited investor in the total amount of $2,900,000. The promissory notes bear 12% simple interest and mature on the two year anniversary of each note. The notes may be repaid at any time.

In September 2019, the Company and the accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to an additional $3,000,000. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. There was no balance drawn under the Revolving Loan Agreement as of September 30, 2019. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

In September 2019, the Company issued unsecured promissory notes to a second accredited investor in the amount of $3,600,000. The promissory notes bear 12% simple interest and mature on the two year anniversary of the notes. The notes may be repaid at any time.

Promissory notes with a face value of $400,000 mature during the fiscal year ended June 30, 2021. Promissory notes with a face value of $6,100,000 mature during the fiscal year ended June 30, 2022.

The fair value of the Company’s outstanding debt obligations as of September 30, 2019 was $6,500,000 which was determined based on a discounted cash flow model using an estimated market rate of interest of 12%, which is classified as Level 2 within the fair value hierarchy.

NOTE 10 INCOME TAXES

In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and applicable federal and state tax rates.  The Tax Cuts and Jobs Act reduced the federal corporate tax rate to 21% in the fiscal year ended June 30, 2019.  Section 15 of the Internal Revenue Code Stipulates that the Company’s fiscal year ended June 30, 2019, had a blended corporate tax rate of 28%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. For the fiscal years ending after June 30, 2019, the Company’s federal corporate tax rate is 21%.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

The Company recognized income tax benefits of $5,208,418 and $612,452 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three months ended September 30, 2019 primarily due to state income taxes, share based compensation and excess tax benefits arising from the exercise of commons stock warrants during the period.  The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three months ended September 30, 2018 primarily due to state income taxes and share based compensation.

NOTE 11 STOCKHOLDER’S EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 13). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

In September 2019, the Company entered into an agreement with a consultant for research and development services. In consideration for these services, the Company granted options to the consultant exercisable for 1,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Options to acquire 625,000 shares vested upon issuance. Of the remaining options, 375,000 vest on March 1, 2020 and 225,000 vest on September 1, 2020.  The warrants expire ten years from the date of issuance.

On July 16, 2019 and August 1, 2019, a total of 11,000,000 common stock warrants issued to FlagshipSailsRx, LLC, our former sales and marketing contractor, were exercised pursuant to a cashless exercise feature. The cashless exercise resulted in the issuance of 9,172,157 shares of common stock and the cancellation of 1,827,843 warrants as consideration for the exercise price.

The following is a summary of warrant activity from June 30, 2019 through September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrant:
Outstanding June 30, 2019	68,253,520	$0.78	3.6
Granted	1,250,000	1.73	10.0
Exercised	(9,223,605)	0.50	3.0
Forfeited/ Cancelled	(1,836,395)	0.50	2.9
Outstanding September 30, 2019	58,443,520	$0.85	3.6

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. As Share based compensation expense related to warrants issued for services for the three months ended September 30, 2019 and 2018 was $1,890,213 and $586,444, respectively.

As of September 30, 2019, unrecognized compensation cost related to warrants issued for services was $5,371,927 and is expected to be recognized over a weighted average period of 1.51 years.

NOTE 12 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended September 30, 2019
Basic and diluted EPS attributable to common shareholders	$(7,864,607)	281,027,491	$(0.03)
Three months ended September 30, 2018
Basic and diluted EPS attributable to common shareholders	$(2,004,382)	254,067,547	$(0.01)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of September 30,
	2019	2018
Warrants for common stock	58,443,520	63,603,520
Options for common stock	25,012,750	4,828,250
	83,456,270	68,431,770

NOTE 13 STOCK OPTION PLAN

 In 2015, a Stock Option Plan was adopted to advance the interests of the Company and its shareholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Eligible participants include employees, officers, certain consultants, or directors of the Company or its subsidiaries.

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

A summary of option activity is as follows for the three months ended September 30, 2019:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	24,407,750	$1.74
Options granted	605,000	2.10
Less:
Options exercised	-	-
Options canceled or expired	-	-
Options outstanding at end of period	25,012,750	$1.75

Share based compensation expense related to options issued under the 2015 Plan for the three months ended September 30, 2019 and 2018 was $3,104,387 and $380,742, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of September 30, 2019, there was $28,671,765 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 2.64 years.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Licenses

The Company has commitments under license agreements which are described in Note 5.

Leases

Operating leases primarily relate to the Company’s leases of laboratory and office space expiring in December 2020. The Company also has short term “month to month” leases of office space.

In March 2019, the Company entered into finance leases of laboratory equipment.  The validation process for the leased equipment was completed and payments commenced in October 2019.  The lease expires in September 2022, at which time the Company has the option to purchase the leased equipment for one dollar.

The table below presents the future minimum lease payments under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2020	$313,213	$589,635	$902,848
2021	210,855	748,361	959,216
2022	-	740,797	740,797
2023	-	167,719	167,719
2024	-	-	-
Total cash payments	524,068	2,246,512	2,770,580
Less: Imputed interest	(32,501)	(255,332)	(287,833)
Total lease liability	$491,567	$1,991,180	$2,482,747

Lease information for the three months ended September 30, 2019 is as follows:

Three months ended September 30, 2019
Lease cost
Finance lease cost
Amortization of right of use assets	$24,413
Interest on lease liabilities	4,413
Operating lease cost	104,404
Short-term lease cost	64,337
Total lease cost	$197,567

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$4,413
Operating cash flows from operating leases	102,357
Financing cash flows from finance leases	24,413

Weighted average remaining lease term — finance leases (Years)	2.94
Weighted average remaining lease term — operating leases (Years)	1.25
Weighted average discount rate — finance leases	8.11%
Weighted average discount rate — operating leases	9.69%

Lease expense under operating leases was $51,777 for the three months ended September 30, 2018.

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At September 30, 2019, the Company had taken delivery of consumables worth $500,502. The amount due for goods that have been delivered is included in accrued liabilities on the consolidated balance sheet. Remaining payments due under the purchase commitment total $1,040,233 during the year ending June 30, 2020 and $346,477 during the year ending June 30, 2021.

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

On or about July 12, 2019, Predictive Technology Group, Inc. and Predictive Therapeutics, LLC, a subsidiary of Predictive Technology Group, Inc. filed a lawsuit against Michael Schramm. Schramm had previously acted as our patent agent. While acting as our patent agent, Schramm entered into an agreement to sell us certain patents and patent applications in consideration for equity securities. Schramm represented that he owned all right, title and interest in and to the intellectual property. We were subsequently advised by the patent counsel who replaced Schramm that Schramm’s representation was false. The Company raised these concerns with Schramm, who did not provide satisfactory evidence addressing the concerns of our current patent counsel. We sued Schramm for breach of contract, conversion and on other legal theories and are seeking, among other things, rescission of the purchase and sale transaction. Schramm filed a counterclaim against us and Bradley C. Robinson, our Chief Executive Officer and Transfer Online, Inc., our transfer agent. Schramm is alleging he did not make any false representations. He is alleging, among other things, that various parties involved in the transaction committed breach of contract, conversion, violations of Nevada state law for failure to transfer securities, breach of fiduciary duty, tortious interference, and civil conspiracy.  Based on the information available to us, we do not believe the Schramm proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the counterclaim, have not discovered any evidence of wrongdoing with respect to the allegations in the counterclaim and will vigorously prosecute our claims against Schramm.

As of September 30, 2019, we did not record a liability related to these matters as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

NOTE 15 SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2019, the date on which the financial statements were available to be issued.

On October 10, 2019, substantially all of the Company’s operating leases of office and laboratory space were amended to extend the expiration dates of the leases to September 30, 2021. The Company also leased an additional 6,711 square feet of office and storage space that is expected to commence on November 1, 2019 and expire on September 30, 2021. Minimum payments due under the amended lease agreements are presented in the table below.

Year Ending June 30,	Amount
2020	$717,397
2021	979,534
2022	246,888
2023	-
2024	-
Total cash payments	$1,943,819

In October and November 2019, the Company borrowed $220,000 pursuant to the Revolving Loan Agreement (see Note 9).

In October and November 2019, the Company issued additional unsecured promissory notes to accredited investors in the amount of $2,050,000. The promissory notes bear 12% simple interest and mature on the two year anniversary of the notes. The Notes may be repaid at any time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2019.  Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products (“HCT/P”). In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three months ended September 30, 2019 we reported total revenues of $8,259,257 and net loss of $7,864,607 resulting in a $0.03 loss per share. During the three months ended September 30, 2018 we reported total revenues of $8,063,802 and net loss of $2,004,382 resulting in a $0.01 loss per share.

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

Business Highlights

On October 16, 2019, Kenneth Ward, M.D., Chief executive officer of Juneau Biosciences; Rakesh Chettier M.S., director of biostatistics of Predictive Laboratories; and Hans Albertsen, Ph.D., chief scientific officer of Juneau Biosciences, received the 2019 Endometriosis Special Interest Group (EndoSIG) Prize Paper in the “Best in Clinical/Population Science” category at the American Society for Reproductive Medicine (ASRM) 2019 Scientific Congress & Expo in Philadelphia. The scientific breakthroughs reported in these award-winning discoveries provide us with insights into new non-hormonal therapies. The team’s research is based on the genetic markers of endometriosis discovered by Juneau and Predictive scientists in recent years, and uncovers molecular pathways involved in the pathogenesis of endometriosis-induced lesions in women at risk for the disease.  Dr. Ward, a board-certified physician in obstetrics and gynecology, perinatology, clinical genetics and molecular genetics, presented two scientific papers at the Annual ASRM meeting:  a poster entitled, “Endometriosis risk allele in WNT4 may interact with rare mutations in HDAC2 gene” and an oral abstract entitled, “Somatic cancer driver mutations in endometriosis lesions contribute to secondary cancer risk.”

On October 14, 2019, we launched the full U.S. market availability of ARTguide™ to evaluate the risk for endometriosis and other genetic causes of infertility in women. Endometriosis can be a debilitating disease for many women as it can cause severe pelvic pain, inflammation, adhesions to the fallopian tubes and uterus, and often, infertility. ARTguide can predict a patient’s risk of endometriosis early on so that women have a better understanding of their barriers to conception, and therefore their physician can create a more personalized infertility treatment plan. ARTguide is appropriate for all women considering use of ART to overcome difficulty conceiving or carrying a pregnancy.

On October 15, 2019, we entered into an agreement with CLSA Capital Markets Limited, a CITIC Securities Company, to provide introductions to potential strategic partners and regulatory guidance to support the launch of our proprietary genetic-based products into China’s (PRC) rapidly growing markets for women’s health and fertility. We anticipate introducing ARTguide™ among other fertility diagnostics to the Chinese market. In 2016 the National Health and Family Planning Commission of the PRC reported that 40 million Chinese couples were experiencing fertility issues.  Similarly, the American Society for Reproductive Medicine (ASRM) reported in 2017 that an estimated 25% of Chinese women of childbearing age struggled with infertility issues.  In 2018 the European Society of Human Reproduction and Embryology estimated that approximately 800,000 assisted reproductive technology (ART) cycles, such as in vitro fertilization (IVF), were being performed in China annually.  Chinese women are driving the fertility markets both in China and medical tourism industries overseas.  The global IVF market is expected to grow at an annual rate of 10.2% and to reach $36.2 billion by 2026.  The U.S. Center for Disease Control reported that of the patients who sought fertility care in 2017, 284,385 ART cycles were performed resulting in 78,052 live born infants with ART accounting for 1.7% of all infants born in the U.S. annually.

In October 2019, we launched FertilityDX™, a comprehensive genetic testing service that identifies barriers to healthy pregnancy and birth, allowing doctors to tailor fertility treatments. The objective of FertilityDX™ is to provide couples considering assisted reproductive technologies (ART) with an understanding of the genetic and medical obstacles that may be affecting their fertility and provide doctors with genetically relevant information to help their patients have a healthy baby. FertilityDX™ provides information by evaluating three key areas: contributors to (or causes of) infertility, risks of pregnancy complications, and risks for serious genetic conditions in offspring. The test will be launched in select fertility clinics across the United States.

In August 2019, we collected over 2,500 DNA samples along with comprehensive medical records since acquiring our CLIA operations in March 2019. We broadened our research initiatives by acquiring new sample collections in chronic pain, pregnancy complications, autism, and both female and male infertility. Personalized medicine and the development of new therapeutics are expected to play a critical role in human health. Access to high-quality biospecimens from our biobank will be important for furthering our biomedical and translational research, and ultimately its development of personalized molecular diagnostics and clinical therapies. Current sample collection efforts are designed to strategically augment our existing library of over 300,000 DNA samples that we believe will produce valuable insights into future research and development projects.

On August 9, 2019, we launched PGxPLUS+™, a pharmacogenomic test panel being marketed to pain clinics for patients with chronic pain.  PGxPLUS+™ evaluates genetic factors that play a major role in an individual’s response to medications.  In parallel, we reached a milestone of enrolling 350 patients with chronic pain into an Investigational Review Board-approved clinical study aimed at providing additional insight into the mechanisms of chronic pain and responses to pain therapies. We are approaching chronic pain and the opioid crisis on multiple fronts. We have developed and in-licensed important prognostic DNA tests and novel treatments for osteoarthritis, lumbar disc disease, endometriosis, and other conditions causing chronic pain.  In 2016, the Institute of Medicine estimated that up to one-third of the U.S. population lives with ongoing pain.  Chronic pain is often triggered by one of these common conditions, and over time can develop into a chronic pain syndrome, which is a disease itself. The PGxPLUS+™ test evaluates 112 genetic variants across 38 genes that affect the metabolism of over 150 common medications, including pain medications.  More than 90% of the population has one or more gene variants that affect the efficacy or safety of prescription drugs.  Variation in drug metabolism is largely determined by an individual’s genetic profile, blood levels of a drug may vary up to 1,000-fold in similar patients taking identical doses of the same drug.  Pharmacogenomics is the study of the role of our genome in drug responses.

On August 6, 2019, we appointed E. Robert Wassman, M.D. as Co-Laboratory Director of Predictive Laboratories. Dr. Wassman has been pioneering the introduction of genetic testing and personalized medicine for over 35 years. Throughout his career, he has focused on the translation and delivery of cutting-edge diagnostic technology to clinical services in the areas of reproductive medicine, rare cell/non-invasive diagnostics, and next-generation DNA sequencing. He brings expertise in reproductive genetics, cancer and companion diagnostics, and neurodevelopmental disabilities including autism. Dr. Wassman is a graduate of Yale University and Albany Medical College and he is Board Certified in Pediatrics and Medical Genetics.

On July 29, 2019, we entered into an agreement with the Preeclampsia Foundation to expand the study of genetic factors associated with preeclampsia. The study will advance the Preeclampsia Foundation’s database of collected preeclampsia medical information and will be utilized by Predictive Laboratories to develop a proprietary test for the early detection of women at risk for preeclampsia. Preeclampsia affects 5-8%, or approximately 300,000, pregnancies every year in the United States, sometimes causing severe adverse maternal and fetal outcomes, including organ failure, massive blood loss, permanent disability or even death. Globally, preeclampsia is a leading cause of pregnancy complications, preterm births and related disabilities. The deaths of approximately 76,000 mothers and 500,000 babies annually are attributable to preeclampsia. Healthcare providers, even in medically advanced countries, are hampered by imprecise diagnostic tools. The Preeclampsia Registry, a key program of the Preeclampsia Foundation’s research mission, is a patient registry that collects paired medical information and biological samples. Using established Institutional Review Board-approved protocols, we and the Preeclampsia Foundation will request samples from more than 2,500 existing and new registry participants for sequencing analysis. We have been granted a period of exclusive access to research data resulting from these new samples enrolled in the Preeclampsia Registry, after which samples and sequencing data will be available to other investigators for future research. This collaboration complements and extends our ongoing preeclampsia research initiatives. Over 20,000 DNA samples from our biorepository relating to preeclampsia and associated obstetric syndromes are being analyzed.

Results of Operations for the Three months Ended September 30, 2019 and 2018

Revenue

	Three months ended
	September 30,
	2019	2018	Change
Revenue	$8,259,257	$8,063,802	$195,455

The increase in revenue for the three months ended September 30, 2019 is primarily due to growth in sales volume of HCT/P products compared to the three months ended September 30, 2018.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	September 30,
	2019	2018	Change
Cost of goods sold	$7,181,991	$3,048,556	$4,133,435
Cost of goods sold as a % of saless	87.0%	37.8%

Cost of goods sold for the three months ended September 30, 2019 increased to $7.2 million from $3.0 million for the three months ended September 30, 2018. The increase is primarily due to $1.8 million in scrap expense and $1.2 million in increased inventory reserves related to HCT/P product that did not pass quality control, or that is not expected to pass quality control. The increase in quality control failure rates above normal levels was primarily due to a component supplied by a specific vendor. The remaining increase is due to increased share-based compensation cost of $0.4 million, increased personnel costs of $0.5 million, and increased facility costs of $0.2 million.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Three months ended
	September 30,
	2019	2018	Change
Selling and marketing expense	$3,151,971	$2,407,436	$744,535
Selling and marketing expense as a % of sales	38.2%	29.9%

Selling and marketing expenses for the three months ended September 30, 2019 increased to $3.2 million from $2.4 million for the three months ended September 30, 2018. The increase is due to increases in personnel costs of $0.8 million and share-based compensation expense of $0.3 million, offset by a decrease in commissions expense of $0.5 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Three months ended
	September 30,
	2019	2018	Change
General and administrative expense	$6,378,877	$2,666,147	$3,712,730
General and administrative expense as a % of sales	77.2%	33.1%

General and administrative expenses for the three months ended September 30, 2019 increased to $6.4 million from $2.7 million for the three months ended September 30, 2018. Approximately $2.3 million of the increase is due to increased share-based compensation expenses. Personnel costs increased by $0.6 million. Legal, consulting, and investor relations increased by $0.9 million, primarily due to filing of the Company’s registration statement on Form 10 and subsequently increased compliance costs.

Research and Development Expenses

	Three months ended
	September 30,
	2019	2018	Change
Research and development expense	$2,265,750	$606,085	1,659,665
Research and development expense as a % of sales	27.4%	7.5%

Research and development expenses for the three months ended September 30, 2019 increased to $2.3 million from $0.6 million for the three months ended September 30, 2018. The increase was primarily driven by an increase of $1.0 million in share based compensation expense, with the remainder primarily due to increased materials usage.

Depreciation and amortization expense

	Three months ended
	September 30,
	2019	2018	Change
Depreciation and amortization expense	$2,610,245	$1,665,722	$944,523
Depreciation and amortization expense as a % of sales	31.6%	20.7%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 3 to the accompanying consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other loss

	Three months ended
	September 30,
	2019	2018	Change
Other loss	$212,782	$314,359	$(101,577)

Other loss for the three months ended September 30, 2019 decreased to $0.2 million from $0.3 million for the three months ended September 30, 2018. The decrease was primarily driven by decreased loss on equity method investment of $0.2 million, offset by an increase in interest expense of $0.1 million.

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

The following table represents the condensed consolidated cash flow statement:

	Three months ended
	September 30,
	2019	2018	Change
Cash provided by (used in) operating activities	$(6,251,183)	$628,810	$(6,879,993)
Cash used in investing activities	(600,805)	(1,103,169)	502,364
Cash provided by financing activities	6,075,587	325,000	5,750,587
Net decrease in cash and cash equivalents	(776,401)	(149,359)
Cash and cash equivalents at the beginning of the Three months	1,618,244	1,206,139
Cash and cash equivalents at the end of the period	$841,843	$1,056,780

Cash Flows from Operating Activities

The increase in cash used in operating activities for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $5.9 million increase in net loss.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in cash paid on our subscription payable of $0.9 million and a decrease in capital expenditures of $0.2 million. These changes were partly offset by a decrease of $0.8 million in cash received from the acquisition of InceptionDX, LLC, which was completed during the three months ended September 30, 2018.

Cash Flows from Financing Activities

The increase in cash provided by financing activities for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the receipt of $6.1 million in proceeds from the issuance of promissory notes.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the three months ended September 30, 2019, other than the adoption of ASU 2016-02 discussed in detail in Footnote 1 to the accompanying unaudited condensed consolidated financial statements.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2. Internal Control Over Financial Reporting

Based on our prior assessment as of June 30, 2019, management concluded that our internal control over financial reporting was not effective due to a material weakness related to insufficient controls over the accounting for the income tax effects of business combinations and asset acquisitions. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Such material weakness has not yet been remediated as of September 30, 2019.

3. Plan to Remediate Material Weakness

We plan to enhance existing controls by improving their design and to design and implement new controls applicable to our income tax accounting, to ensure that our income tax balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. Specifically, we will add incremental controls to determine the income tax effects of unique transactions. We have engaged third party income tax experts to assist in the preparation of our income tax provisions. We believe that improving the design of existing controls, adding incremental controls to determine the tax effects of unique transactions, and engaging third party tax specialists  will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.

4. Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014, Surgenex contracted with Utah Cord Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in the doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid’s employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about July 12, 2019, Predictive Technology Group, Inc. and Predictive Therapeutics, LLC, a subsidiary of Predictive Technology Group, Inc. filed a lawsuit against Michael Schramm. Schramm had previously acted as our patent agent. While acting as our patent agent, Schramm entered into an agreement to sell us certain patents and patent applications in consideration for equity securities. Schramm represented that he owned all right, title and interest in and to the intellectual property. We were subsequently advised by the patent counsel who replaced Schramm that Schramm’s representation was false. The Company raised these concerns with Schramm, who did not provide satisfactory evidence addressing the concerns of our current patent counsel. We sued Schramm for breach of contract, conversion and on other legal theories and are seeking, among other things, rescission of the purchase and sale transaction. Schramm filed a counterclaim against us and Bradley C. Robinson, our Chief Executive Officer and Transfer Online, Inc., our transfer agent. Schramm is alleging he did not make any false representations. He is alleging, among other things, that various parties involved in the transaction committed breach of contract, conversion, violations of Nevada state law for failure to transfer securities, breach of fiduciary duty, tortious interference, and civil conspiracy. Based on the information available to us, we do not believe the Schramm proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. Further, we deny the allegations in the counterclaim, have not discovered any evidence of wrongdoing with respect to the allegations in the counterclaim and will vigorously prosecute our claims against Schramm.

As of September 30, 2019, we did not record a liability related to these matters as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, the Company issued (or is obligated to issue) the following shares:

1) In September 2019, the Company entered into an agreement with a consultant for research and development services. In consideration for these services, the Company granted options to the consultant exercisable for 1,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Options to acquire 625,000 shares vested upon issuance. Of the remaining options, 375,000 vest on March 1, 2020 and 225,000 vest on September 1, 2020.  The warrants expire ten years from the date of issuance.

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

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
November 14, 2019		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
November 14, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
November 14, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Simon Brewer
November 14, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended September 30, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
November 14, 2019		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended September 30, 2019, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
November 14, 2019		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

8