Form 10-Q
period 2019-12-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2020-02-14
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

The number of shares of Predictive common stock outstanding as of February 14, 2020 was 295,936,766.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash	$255,502	$1,618,244
Accounts receivable, net of allowance for doubtful accounts of $864,331 and $687,064	437,377	1,250,476
Due from equity method investee	-	184,443
Inventory	3,845,101	5,775,185
Other current assets	217,224	103,080
Total current assets	4,755,204	8,931,428
Fixed assets, net of depreciation	6,156,360	6,974,441
Operating lease right of use assets	1,528,163	-
License agreements, net of amortization	17,063,522	18,062,315
Patents, net of amortization	6,468,137	6,850,490
Trade secrets, net of amortization	42,307,169	45,336,335
Other intangible assets, net of amortization	337,526	383,931
Equity method investments	35,329,167	51,717,719
Goodwill	5,254,451	5,254,451
Other long-term assets	14,543	67,075
Total assets	$119,214,242	$143,578,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,823,829	$4,943,178
Accrued liabilities	1,931,818	1,857,771
Deferred revenue	512,280	469,376
Operating lease liability, current portion	859,442	-
Finance lease liability, current portion	646,020	504,488
Subscription payable, current portion	2,155,000	6,300,000
Total current liabilities	9,928,389	14,074,813
Operating lease liability	714,713	-
Finance lease liability	1,189,104	1,511,554
Subscription payable	7,531,610	4,040,610
Notes payable	10,080,000	400,000
Deferred tax liabilities	1,536,445	11,014,745
Total liabilities	30,980,261	31,041,722

Stockholders' equity:
Common stock, par value $0.001, 282,985,560 and 273,761,955
shares issued and outstanding at December 31, 2019 and
June 30, 2019; 900,000,000 shares authorized	282,986	273,762
Additional paid-in capital	163,224,275	153,604,830
Accumulated deficit	(74,970,125)	(41,102,849)
Total controlling interest	88,537,136	112,775,743
Non-controlling interest	(303,155)	(239,280)
Total stockholders' equity	88,233,981	112,536,463
Total liabilities and stockholders' equity	$119,214,242	$143,578,185

 See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Revenue	$7,336,640	$10,687,036	$15,595,898	$18,750,838
Cost of goods sold, exclusive of depreciation & amortization shown below	5,840,256	3,059,136	13,022,246	6,107,692

Operating expenses:
Selling and marketing	3,049,593	3,431,157	6,201,563	5,838,593
General and administrative	7,034,770	2,878,614	13,413,647	5,544,762
Research and development	2,364,350	1,759,560	4,192,700	2,365,644
Depreciation and amortization	2,775,073	2,035,360	5,385,318	3,701,082
Total operating expenses	15,223,786	10,104,691	29,193,228	17,450,081

Operating loss	(13,727,402)	(2,476,791)	(26,619,576)	(4,806,935)

Loss on equity method investment	(16,249,252)	(600,116)	(16,388,552)	(914,898)
Interest income (expense)	(297,736)	489	(371,218)	912
Total other loss	(16,546,988)	(599,627)	(16,759,770)	(913,986)

Loss before income taxes	(30,274,390)	(3,076,418)	(43,379,346)	(5,720,921)

Benefit from income taxes	4,239,780	713,526	9,448,195	1,325,978

Net loss & comprehensive loss	$(26,034,610)	$(2,362,892)	$(33,931,151)	$(4,394,943)

Net loss non-controlling interest	(31,941)	(33,454)	(63,875)	(61,123)

Net loss attributable to common shareholders	$(26,002,669)	$(2,329,438)	$(33,867,276)	$(4,333,820)

Weighted average common shares outstanding, basic & diluted	283,126,298	263,278,417	282,203,748	258,672,982

Basic & diluted loss per share attributable to common shareholders	$(0.09)	$(0.01)	$(0.12)	$(0.02)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(33,931,151)	$(4,394,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,385,318	3,700,091
Provision for bad debts	177,560	-
Share based compensation	9,628,669	1,982,854
Deferred income taxes	(9,478,300)	(1,325,978)
Non-cash lease expense	329,515	-
Losses on equity method investment	16,388,552	914,898
Changes in operating assets and liabilities:
Accounts receivable	635,982	(29,650)
Inventory	1,930,084	(121,072)
Prepaid expenses	(114,144)	(21,309)
Other assets	52,532	(6,569)
Accounts payable	(707,469)	1,345,996
Accrued liabilities	74,047	14,315
Operating lease liability	(329,067)	-
Deferred revenue	42,904	-
Net cash provided by (used in) operating activities	(9,914,968)	2,058,633

Cash flows from investing activities:
Purchases of property and equipment	(476,856)	(1,204,756)
Cash acquired from acquisitions, net	-	799,980
Cash payments on equity method investee stock subscription	(470,000)	(1,184,392)
Capitalization of patent acquisition costs	-	(140,675)
Net cash used in investing activities	(946,856)	(1,729,843)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	-	1,025,000
Proceeds from issuance of promissory notes and borrowings on revolving line of credit	9,680,000	-
Principal payments on finance leases	(180,918)	-
Net cash provided by financing activities	9,499,082	1,025,000

Net increase (decrease) in cash and cash equivalents	(1,362,742)	1,353,790
Cash and cash equivalents at the beginning of the period	$1,618,244	$1,206,139
Cash and cash equivalents at the end of the period	$255,502	$2,559,929

(Continued)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Six months ended December 31,
	2019	2018
Warrants issued for trade secrets	$-	$13,860,000
Common stock issued for the acquisition of InceptionDX, LLC	-	14,260,000
Revaluation of warrants issued for licenses	-	(4,449,213)
Reduction in number of equity method investee units subscribed	-	(1,850,000)
Common stock issued and deferred tax liabilities assumed for the acquisition of Regenerative Medical Technologies, Inc.	-	12,266,667
Right-of-use assets obtained in exchange for new operating lease liabilities	1,903,222	-

See accompanying notes

(Concluded)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Subscription	Non-Controlling	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Receivable	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisition of InceptionDX, LLC	15,500,000	15,500	14,244,500				14,260,000
Common stock issued for services	50,000	50	43,450				43,500
Common stock cancelled	(1,200,000)	(1,200)	1,200				-
Warrants issued for trade secrets			13,860,000				13,860,000
Cash received from common stock subscriptions				325,000			325,000
Share based compensation			928,846				928,846
Net loss					(27,669)	(2,004,382)	(2,032,051)
BALANCES AT SEPTEMBER 30, 2018	261,974,069	$261,974	$137,127,296	$(700,000)	$(147,821)	$(27,818,339)	$108,723,110
Common stock issued for acquisition of Regenerative Medical Technologies, Inc.	10,000,000	10,000	9,190,000				9,200,000
Share based compensation			1,010,505				1,010,505
Revaluation of warrants issued for licenses			(4,449,211)				(4,449,211)
Cash received from common stock subscriptions				700,000			700,000
Net loss					(33,454)	(2,329,438)	(2,362,892)
BALANCES AT DECEMBER 31, 2018	271,974,069	$271,974	$142,878,590	$-	$(181,275)	$(30,147,777)	$112,821,512

	Common Stock		Additional	Subscription	Non-Controlling	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Receivable	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$-	$(239,280)	$(41,102,849)	$112,536,463
Share based compensation			4,994,600				4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)				-
Net loss					(31,934)	(7,864,607)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	$282,986	$158,590,206	$-	$(271,214)	$(48,967,456)	$109,634,522
Share based compensation			4,634,069				4,634,069
Net Loss					(31,941)	(26,002,669)	(26,034,610)
BALANCES AT DECEMBER 31, 2019	282,985,560	$282,986	$163,224,275	$-	$(303,155)	$(74,970,125)	$88,233,981

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc., together with its subsidiaries (collectively, “PTG”, “Predictive” or the “Company”), develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products (“HCT/Ps”). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person’s risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company’s corporate headquarters are located in Salt Lake City, Utah.

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

Segment revenue and operating income (loss) were as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended December 31, 2019
Revenues	$7,289,265	$47,375	$-	$7,336,640
Depreciation and amortization	937,923	1,756,560	80,590	2,775,073
Share based compensation	1,242,875	254,353	3,136,841	4,634,069
Segment operating loss	(7,067,094)	(3,261,117)	(3,399,191)	(13,727,402)
Three months ended December 31, 2018
Revenues	$10,687,036	$-	$-	$10,687,036
Depreciation and amortization	771,416	1,181,317	82,627	2,035,360
Share based compensation	316,089	8,186	686,230	1,010,505
Segment operating loss	(507,527)	(1,249,673)	(719,591)	(2,476,791)
Six months ended December 31, 2019
Revenues	$15,473,896	$122,002	$-	$15,595,898
Depreciation and amortization	1,836,868	3,387,858	160,592	5,385,318
Share based compensation	2,914,331	704,454	6,009,884	9,628,669
Segment operating loss	(13,611,080)	(6,489,756)	(6,518,740)	(26,619,576)
Six months ended December 31, 2018
Revenues	$18,750,838	$-	$-	$18,750,838
Depreciation and amortization	1,512,884	2,012,840	175,358	3,701,082
Share based compensation	371,838	8,186	1,602,830	1,982,854
Segment operating loss	(838,369)	(2,216,214)	(1,752,352)	(4,806,935)

	Three months ended December 31,
			Six months ended December 31,
	2019	2018	2019	2018
Total operating loss for reportable segments	$(10,328,211)	$(1,757,200)	$(20,100,836)	$(3,054,583)
Unallocated amounts:
Unallocated Corporate	(3,399,191)	(719,591)	(6,518,740)	(1,752,352)
Other loss	(16,546,988)	(599,627)	(16,759,770)	(913,986)
Loss before income taxes	$(30,274,390)	$(3,076,418)	$(43,379,346)	$(5,720,921)

	As of December 31,	As of June 30,
Total Assets	2019	2019
HCT/Ps	$16,302,925	$21,052,082
Diagnostics and therapeutics	101,442,833	120,665,445
Unallocated corporate	1,468,484	1,860,658
Total Assets	$119,214,242	$143,578,185

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

The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three and six months ended December 31, 2019 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

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

The Company incurred a net loss of $33,867,276 for the six months ended December 31, 2019 and net cash outflows from operations of $9,914,968. At December 31, 2019, the Company had $255,502 of cash and negative working capital of $4,861,267. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily comprised of amounts due from sales of the Company’s HCT/P products that are recorded at the invoiced amount, and deposits in transit from credit card processors. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

Inventories

Inventories consist primarily of HCT/Ps produced by Predictive Biotech, Inc. ("Predictive Biotech"), a wholly owned subsidiary and laboratory supplies used in genetic testing performed by Predictive Laboratories, Inc. ("Predictive Labs"). We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

We analyze our inventory levels at least quarterly and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management. We also reserve for the quantity of quarantined (WIP) inventory that is not expected to pass quality control based on historical averages. The related costs are recognized as cost of goods sold in the consolidated statements of operations.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  As of December 31, 2019 and June 30, 2019, all stock subscribed has been fully paid.

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

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component, which increases the amount of our lease assets and liabilities.

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

Certain of the Company’s patents are currently subject to litigation (see Note 14) to determine whether the seller of the patents had satisfactory title to the patents that were then sold to the Company. These patents have a carrying value of $6,468,137 on our consolidated balance sheet as of December 31, 2019. While the litigation is in its early stages and may reach a broad range of possible outcomes, we have determined that it is at least reasonably possible that the patents may become impaired in the near term depending on the information gained during the legal discovery process and the outcome of the litigation.

The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded an impairment charge of $15,932,016 related to our equity method investment in Juneau Biosciences, LLC (see Note 7).

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

Amount
Deferred revenue at June 30, 2019	$469,376
Increase due to deferral of revenue at period end	512,280
Decrease due to beginning contract liabilities recognized as revenue	(469,376)
Deferred revenue at December 31, 2019	$512,280

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

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three and six months ended December 31, 2019 and 2018.

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

During the three and six months ended December 31, 2019 and 2018, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance, as amended by subsequent ASUs, introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of ASU 2019-12 on its consolidated financial statements.

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

NOTE 2 CORRECTION OF PREVIOUSLY-ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended December 31, 2018, the Company discovered (i) an error in the Company's accounting for income taxes, primarily with regard to the impact of income taxes on the Company's accounting for business combinations and asset acquisitions, and (ii) a clerical error in the calculation of volatility used as an input to the Black-Scholes model used to value the warrants issued as consideration for the acquisition of certain intellectual property.  As a result, the Company has corrected the accompanying condensed consolidated statements of operations and comprehensive loss and the statements of stockholders' equity for the three and six months ended December 31, 2018 from amounts previously reported to (i) record a benefit from income taxes of $713,526 and $1,325,978 for the three and six months, respectively, and (ii) record $358,333 and $632,233 in share based compensation expense for the three and six months, respectively , and (iii) record amortization expense related to intangible assets by $42,826 and $36,118 for the three and six months, respectively.

Additionally, the Company identified the following errors in the calculation of weighted average shares outstanding underlying the calculation of earnings per share for the three and six months ended December 31, 2018.  Common shares in the amount of 23,127,666 issued prior to the 2017 fiscal year were thought to have been cancelled, when in fact they remain legally outstanding.  The weighted average shares outstanding used to calculate earnings per share were also calculated incorrectly, such that the total corrected weighted average shares outstanding increased by 33,167,000 and 28,561,565 for the three and six months, respectively, from amounts previously reported. The error did not affect reported earnings per share in any period.

The condensed consolidated statement of cash flows for the six months ended December 31, 2018 has also been corrected for the adjustments to the condensed consolidated statement of operations discussed above, and to correct the presentation of certain investing and financing activities as follows. First, cash acquired from the acquisition of InceptionDX, LLC was reclassified from financing to investing activities.  Second, the amount of cash paid under our subscription payable previously incorrectly reported as $1,142,089 and incorrectly included in financing activities. The cash paid under our subscription has been corrected to $1,184,392 by reclassifying certain immaterial noncash activity to operating activities and has been reclassified to investing activities.

In addition to the impact of the corrections described above, the condensed consolidated statements of operations for the six months ended December 31, 2018 includes certain insignificant corrections in presentation that were made to conform to the fiscal 2019 annual financial statements.

The following tables present the effects of the corrections to the condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2018 and the statement of cash flows for the six months ended December 31, 2018.

Unaudited consolidated statement of operations

	Three months ended December 31,
	2018
	(As reported)	(Adjustment)	(Restated)
Revenue from operations (net)	$ 10,687,036	$ -	$ 10,687,036
Cost of goods sold, exclusive of depreciation & amortization shown below	3,059,136	-	3,059,136

Selling and marketing	3,431,157	-	3,431,157
General and administrative	2,520,281	358,333	2,878,614
Research and development	1,759,560	-	1,759,560
Depreciation and amortization	1,992,534	42,826	2,035,360
Total operating expense	9,703,532	401,159	10,104,691
Loss from operations	(2,075,632)	(401,159)	(2,476,791)

Other loss	(599,627)	-	(599,627)
Loss before income taxes	(2,675,259)	(401,159)	(3,076,418)
Benefit from income taxes	-	713,526	713,526
Net loss	(2,675,259)	312,367	(2,362,892)
Net loss non-controlling interest	(33,454)	-	(33,454)
Net loss controlling interest	$ (2,641,805)	$ 312,367	$ (2,329,438)

Loss per common share
Basic and diluted	$ (0.01)	$ -	$ (0.01)

Average common shares
Basic and diluted	230,111,417	33,167,000	263,278,417

	Six months ended December 31,
	2018
	(As reported)	(Adjustment)	(Restated)
Revenue from operations (net)	$ 18,750,838	$ -	$ 18,750,838
Cost of goods sold, exclusive of depreciation & amortization shown below	5,925,871	181,821	6,107,692

Selling and marketing	5,853,876	(15,283)	5,838,593
General and administrative	5,079,761	465,001	5,544,762
Research and development	2,364,950	694	2,365,644
Depreciation and amortization	3,664,964	36,118	3,701,082
Total operating expense	16,963,551	486,530	17,450,081
Loss from operations	(4,138,584)	(668,351)	(4,806,935)

Other loss	(913,986)	-	(913,986)
Loss before income taxes	(5,052,570)	(668,351)	(5,720,921)
Benefit from income taxes	-	1,325,978	1,325,978
Net loss	(5,052,570)	657,627	(4,394,943)
Net loss non-controlling interest	(61,123)	-	(61,123)
Net loss controlling interest	$ (4,991,447)	$ 657,627	$ (4,333,820)

Loss per common share
Basic and diluted	$ (0.02)	$ -	$ (0.02)

Average common shares
Basic and diluted	230,111,417	28,561,565	258,672,982

Unaudited consolidated statement of cash flows

	Six months ended December 31, 2018
	(As reported)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net loss	$(5,052,570)	$657,627	$ (4,394,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,663,973	36,118	3,700,091
Share based compensation	1,308,318	674,536	1,982,854
Deferred income taxes	-	(1,325,978)	(1,325,978)
Losses on equity method investment	914,898	-	914,898
Changes in operating assets and liabilities:
Accounts receivable	(29,650)	-	(29,650)
Inventory	(121,072)	-	(121,072)
Prepaid expenses	(21,309)	-	(21,309)
Other assets	(6,569)	-	(6,569)
Accounts payable	1,345,996	-	1,345,996
Accrued liabilities	14,315	-	14,315
Net cash provided by operating activities	2,016,330	42,303	2,058,633

Cash flows from investing activities:
Purchases of property and equipment	(1,204,756)	-	(1,204,756)
Cash acquired from acquisitions, net	-	799,980	799,980
Cash payments on stock subscription	-	(1,184,392)	(1,184,392)
Capitalization of patent acquisition costs	(140,675)	-	(140,675)
Net cash used in investing activities	(1,345,431)	(384,412)	(1,729,843)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	1,025,000	-	1,025,000
Cash acquired from acquisitions, net	799,980	(799,980)	-
Cash payments on stock subscription	(1,142,089)	1,142,089	-
Net cash provided by financing activities	682,891	342,109	1,025,000

Net increase in cash and cash equivalents	1,353,790	-	1,353,790
Cash and cash equivalents at the beginning of the period	$1,206,139	$-	$ 1,206,139
Cash and cash equivalents at the end of the period	$2,559,929	$-	$ 2,559,929

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

NOTE 4 INVENTORIES

The composition of inventories is as follows:

	As of	As of
	December 31,	June 30,
	2019	2019
Finished goods	$1,896,878	$918,199
Work-in-process	1,747,321	4,485,349
Raw materials and supplies	200,902	371,637
Total inventory on hand	$3,845,101	$5,775,185

NOTE 5 PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant, and equipment is as follows:

	As of	As of
	December 31,	June 30,
	2019	2019
Computer equipment	$647,500	$530,815
Furniture	230,747	224,324
Lab equipment	2,210,695	2,469,652
Software	928,369	923,369
Leasehold improvements	997,416	870,098
Other fixed assets in progress	183,937	69,886
Lab equipment subject to finance lease	2,774,907	2,774,907
Total property, plant, and equipment	7,973,571	7,863,051

Accumulated depreciation	(1,487,354)	(862,851)
Accumulated depreciation – leased assets	(329,857)	(25,759)

Property, plant and equipment, net	$6,156,360	$6,974,441

Depreciation expense for the three month periods ended December 31, 2019 and 2018 was $546,714 and $125,880, respectively. Depreciation expense for the six month periods ended December 31, 2019 and 2018 was $928,601 and $209,014, respectively.

NOTE 6 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At December 31, 2019:
Licenses	$21,337,981	$(4,274,459)	$17,063,522	8.5
Patents	9,750,000	(3,281,863)	6,468,137	8.5
Trade Secrets	56,675,936	(14,368,767)	42,307,169	8.5
Other	411,000	(73,474)	337,526	10.5
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(21,998,563)	$71,430,805	8.5

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2019:
Licenses	$21,337,981	$(3,275,666)	$18,062,315	9.0
Patents	9,750,000	(2,899,510)	6,850,490	9.0
Trade Secrets	56,675,936	(11,339,601)	45,336,335	8.9
Other	411,000	(27,069)	383,931	11.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(17,541,846)	$75,887,522	9.0

Estimated future amortization expense related to intangible assets consists of the following as of December 31, 2019:

Year Ending June 30	Amount
2020	$4,452,050
2021	8,514,306
2022	6,022,890
2023	6,022,890
2024	6,022,890
Thereafter	35,141,328

Total amortization expense for the three months ended December 31, 2019 and 2018 was $2,228,359 and $1,909,480 respectively. Total amortization expense for the six months ended December 31, 2019 and 2018 was $4,456,717 and $3,492,069 respectively.

Endometriosis license

On December 28, 2016, Predictive Therapeutics, LLC and Juneau amended and restated the license agreement dated July 9, 2015.

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

NOTE 7 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company’s investment in Juneau is accounted for under the equity method and included in the Diagnostics and Therapeutics segment. The following table summarizes the investment:

	As of December 31, 2019	As of June 30, 2019

Carrying amount	$35,329,167	$51,717,719

Ownership percentage	48.3%	48.4%

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. Subsequent amendments reduced the number of units purchased to 13,000,000. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through September 30, 2021. The Company has the option to cancel the subscription.  If this option is exercised, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided under the subscription agreement and grants the Company the right to appoint a minority of Juneau’s Board of Managers.  Should the Company elect not to fund the entire subscription, Juneau's obligations to the Company that are not related to the license agreements (see Note 6) will terminate.

On September 25, 2019, the Company and Juneau executed an amendment to the subscription agreement. In addition, a receivable due from Juneau in the amount of $184,443 was applied to the subscription payable balance.

The schedule of payments as of December 31, 2019 under the amended agreement is as follows:

Year Ending June 30	Amount
2020	$1,330,000
2021	1,800,000
2022	5,300,000
2023	1,256,610
$9,686,610

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables:

Juneau Biosciences, LLC	Year ended December 31, 2019	Year ended December 31, 2018
	Unaudited
Revenue (related party)	$202,010	$2,554,037
Gross profit	202,010	2,554,037
Loss from operations	(1,890,382)	(2,419,890)
Net loss	(1,889,921)	(2,419,824)
Net loss attributable to Predictive Technology Group, Inc.	(912,454)	(1,200,238)

Impairment

The Company reviews its equity method investment on a quarterly basis to determine whether a triggering event has occurred that could necessitate an impairment test. During the three months ended December 31, 2019, the Company’s stock price declined from $1.67 per share to $0.73 per share, which was determined to qualify as a triggering event for impairment tests of our reporting units, intangible assets, and equity method investments.

We engaged a third-party valuation firm to assist us in determining whether the carrying value of our equity method investment had fallen below the carrying value. The valuation was performed using a combination of the cost approach, the income approach, and calibration of the fair values of the Company’s operating segments and equity method investment to the Company’s overall market capitalization. These valuation approaches use inputs that qualify as Level 3 in the fair value hierarchy. As a result of the valuation, it was determined that the fair value of our equity method investment had fallen to $35,329,167, necessitating an impairment charge of $15,932,016.  The total impairment charge is included in Loss on equity method investment in the condensed consolidated statement of operations.

The impairment was determined to be other than temporary based on the magnitude of the decline in fair value.

NOTE 8 ACCRUED LIABILITIES

	As of	As of
	December 31,	June 30,
	2019	2019
Employee compensation and benefits	$888,911	$816,451
Other	1,042,907	1,041,320
Total accrued liabilities	$1,931,818	$1,857,771

NOTE 9 DEBT

From June to December 2019, the Company issued unsecured promissory notes to six accredited investors in the total amount of $9,360,000. The promissory notes bear 12% simple interest and mature on the two-year anniversary of each note. The notes may be repaid at any time.

In September 2019, the Company and the accredited investor entered into a Revolving Loan Agreement whereby an accredited investor agreed to lend the Company up to an additional $3,000,000. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. There was $720,000 outstanding under the Revolving Loan Agreement as of December 31, 2019. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

As of December 31, 2019, unsecured promissory notes bearing 12% interest with a face value of $9,360,000 remain outstanding. The notes mature from June to December 2021. Notes with a face value of $400,000 mature during the fiscal year ended June 30, 2021, with the remainder maturing during the fiscal year ended June 30, 2022.

The fair value of the Company's outstanding debt obligations as of December 31, 2019 was $10,080,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 12%, which is classified as Level 2 within the fair value hierarchy.

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

The Company recognized income tax benefits of $4,239,780 and $713,526 for the three-month periods ended December 31, 2019 and 2018, respectively. The Company recognized income tax benefits of $9,448,195 and $1,325,978 for the six month periods ended December 31, 2019 and 2018, respectively.  The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three and six months ended December 31, 2019 primarily due to state income taxes, share based compensation, excess tax benefits arising from the exercise of commons stock warrants during the period, and tax benefits resulting from the impairment of our equity method investment (see Note 7), as well as an increase in the valuation allowance on deferred tax assets.  The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three and six months ended December 31, 2018 primarily due to state income taxes and share based compensation.

NOTE 11 STOCKHOLDER’S EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 13). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

In September 2019, the Company entered into an agreement with a consultant for research and development services. In consideration for these services, the Company granted warrants to the consultant exercisable for 1,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Warrants to acquire 625,000 shares vested upon issuance. Of the remaining warrants, 375,000 vest on March 1, 2020 and 225,000 vest on September 1, 2020. The warrants expire ten years from the date of issuance.

On July 16, 2019 and August 1, 2019, a total of 11,000,000 common stock warrants issued to FlagshipSailsRx, LLC, our former sales and marketing contractor, were exercised pursuant to a cashless exercise feature. The cashless exercise resulted in the issuance of 9,172,157 shares of common stock and the cancellation of 1,827,843 warrants as consideration for the exercise price.

The following is a summary of warrant activity from June 30, 2019 through December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrant:
Outstanding June 30, 2019	68,253,520	$0.78	3.6
Granted	1,250,000	1.73	9.7
Exercised	(9,223,605)	0.50	2.7
Forfeited/ Cancelled	(1,836,395)	0.50	2.7
Outstanding December 31, 2019	58,443,520	$0.85	3.3

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. Share based compensation expense related to warrants issued for services for the three months ended December 31, 2019 and 2018 was $1,361,172 and $358,333, respectively. Share based compensation expense related to warrants issued for services for the six months ended December 31, 2019 and 2018 was $3,251,384 and $944,778, respectively.

As of December 31, 2019, unrecognized compensation cost related to warrants issued for services was $4,010,755 and is expected to be recognized over a weighted average period of 1.36 years.

NOTE 12 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended December 31, 2019
Basic and diluted EPS attributable to common shareholders	$(26,002,669)	283,126,298	$(0.09)
Three months ended December 31, 2018
Basic and diluted EPS attributable to common shareholders	$(2,329,438)	263,278,417	$(0.01)
Six months ended December 31, 2019
Basic and diluted EPS attributable to common shareholders	$(33,867,276)	282,203,748	$(0.12)
Six months ended December 31, 2018
Basic and diluted EPS attributable to common shareholders	$(4,333,820)	258,672,982	$(0.02)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of December 31,
	2019	2018
Warrants for common stock	58,443,520	64,993,520
Options for common stock	25,921,050	6,446,250
	84,364,570	71,439,770

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

A summary of option activity is as follows for the six months ended December 31, 2019:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	24,407,750	$1.74
Options granted	2,595,800	1.40
Less:
Options exercised	-	-
Options canceled or expired	(1,082,500)	1.65
Options outstanding at end of period	25,921,050	$1.72

Share based compensation expense related to options issued under the 2015 Plan for the three months ended December 31, 2019 and 2018 was $3,272,897 and $652,172, respectively. Share based compensation expense related to options issued under the 2015 Plan for the six months ended December 31, 2019 and 2018 was $6,377,285 and $1,038,076, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of December 31, 2019, there was $27,462,272 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 2.43 years.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Licenses

The Company has commitments under license agreements which are described in Note 6.

Leases

On October 10, 2019, substantially all of the Company’s operating leases of office and laboratory space were amended to extend the expiration dates of the leases to September 30, 2021. The Company also leased an additional 6,711 square feet of office and storage space that commenced on November 1, 2019 and expires on September 30, 2021.

In March 2019, the Company entered into finance leases of laboratory equipment.  The validation process for the leased equipment was completed and payments commenced in October 2019.  The leases expire in September 2022, at which time the Company has the option to purchase the leased equipment for one dollar.

The table below presents the future minimum lease payments under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2020	$476,816	$393,090	$869,906
2021	979,071	748,361	1,727,432
2022	246,888	740,797	987,685
2023	-	167,719	167,719
2024	-	-	-
Total cash payments	1,702,775	2,049,967	3,752,742
Less: Imputed interest	(128,619)	(214,844)	(343,463)
Total lease liability	$1,574,156	$1,835,123	$3,409,279

Lease information for the three months ended December 31, 2019 is as follows:

	Three months ended December 31, 2019	Six months ended December 31, 2019
Lease cost
Finance lease cost
Amortization of right of use assets	$156,057	$180,469
Interest on lease liabilities	40,488	44,901
Operating lease cost	223,051	327,455
Short-term lease cost	450	64,787
Total lease cost	$420,046	$617,612

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$40,488	$44,901
Operating cash flows from operating leases	224,088	329,517
Financing cash flows from finance leases	156,057	180,469

Weighted average remaining lease term — finance leases (Years)	2.61
Weighted average remaining lease term — operating leases (Years)	1.75
Weighted average discount rate — finance leases	8.06%
Weighted average discount rate — operating leases	8.63%

Lease expense under operating leases was $108,201 and $159,979 for the three and six month periods ended December 31, 2018, respectively.

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At December 31, 2019, the Company had taken delivery of consumables worth $248,724 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the consolidated balance sheet. Remaining payments due under the purchase commitment total $693,355 during the year ending June 30, 2020 and $346,477 during the year ending June 30, 2021.

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

As of December 31, 2019, we did not record a liability related to these matters as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

NOTE 15 SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 14, 2020, the date on which the financial statements were available to be issued.

On December 31, 2019, four accredited investors agreed in substance to accept repayment in equity shares for promissory notes with a face value of $8,420,000 and the $720,000 outstanding under of the Revolving Loan Agreement, as well as $311,918 in accrued interest thereon. For accounting purposes, the debt was not considered extinguished until the Company issued the shares in after the balance sheet date. Subsequent to the balance sheet date, the debt was extinguished in full by issuing 12,947,833 shares of the Company's common stock based on the closing market price on December 31, 2019 of $0.73 per share.

On January 29, 2020, the Company sold 500,000 shares of our common stock, par value $0.001, to an accredited investor at a price of $0.96 per share.

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned “Third Amended and Restated Subscription Agreement.” Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the “Equity Payment”) based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The pro forma schedule of payments as of December 31, 2019 under the amended agreement is as follows, with the Equity Payment included in the amount shown for the fiscal year ended June 30, 2020:

Year Ending June 30	Amount
2020	$3,030,000
2021	4,600,000
2022	2,056,610
$9,686,610

In February 2020, the Company borrowed $200,000 under its Revolving Loan Agreement with an accredited investor. The Company also borrowed an additional $450,000 under a promissory note with a second accredited investor. The promissory note bears 12% simple interest and matures on the two-year anniversary of the note. The note may be repaid at any time.

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

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products (“HCT/P”). In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three and six months ended December 31, 2019 we reported total revenues of $7,336,640 and $15,595,898, respectively. We reported net losses attributable to common shareholders of $26,002,669 and $33,867,276, resulting in net losses per common share of $(0.09) and $(0.12), respectively. During the three and six months ended December 31, 2018 we reported total revenues of $10,687,036 and $18,750,838, respectively. We reported net losses attributable to common shareholders of $2,329,438 and $4,333,820 resulting in net losses per common share of $(0.01) and $(0.02), respectively.

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

Business Highlights

Diagnostics and Therapeutics

On January 28, 2020, we announced a potential collaboration agreement with Atrin Pharmaceuticals LLC to develop molecular diagnostic tools to facilitate improved selection of cancer patients who would most benefit from treatment with DNA Damage and Response (DDR) inhibitors, including Atrin’s and other small molecule ATR inhibitors. Atrin and Predictive will jointly utilize Predictive Laboratories’ state-of-the-art sequencing capabilities and genomics expertise to identify cancer patients with specific molecular markers that predict the level of clinical response to Atrin’s, and other, targeted therapies. This is intended to improve patient outcomes as well as improve Atrin’s ability to successfully progress its product pipeline, and upon commercialization, improve on the treatments for women with cancer. Predictive, with its proprietary list of already identified genes and state-of-the-art sequencing capabilities, believes it is the ideal molecular diagnostic partner to help Atrin successfully advance their therapeutic pipeline through clinical development. The companies believe that this collaboration may become a ‘game changer’ in oncology, as treatment continues to progress towards individualized precision medicine. As Atrin advances multiple Investigational New Drug (IND) applications and progresses their lead product candidate ATRN-119 into a first-in-human clinical study this year, Predictive’s portfolio of genomic tests will help Atrin better identify cancer patient populations whose genetic profiles will likely have an optimal clinical response to Atrin’s proprietary anti-cancer therapeutics. The collaboration will help optimize the safety and clinical efficacy of Atrin’s targeted cancer therapeutics and other DDR drug candidates. Atrin will have access to Predictive’s proprietary GenDB databases and women’s health biobank to better understand the clinical spectrum of germline mutations in DDR pathways. The companies will also study common gynecologic disorders, such as endometriosis, associated with the development of cancers in affected patients. The goal of this collaboration is to develop actionable predictive molecular and companion diagnostics and therapeutics for these common disorders and related cancers.

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

In October 2019, we launched FertilityDX™, a comprehensive genetic testing service that identifies barriers to healthy pregnancy and birth, allowing doctors to tailor fertility treatments. The objective of FertilityDX™ is to provide couples considering ART with an understanding of the genetic and medical obstacles that may be affecting their fertility and provide doctors with genetically relevant information to help their patients have a healthy baby. FertilityDX™ provides information by evaluating three key areas: contributors to (or causes of) infertility, risks of pregnancy complications, and risks for serious genetic conditions in offspring. The test will be launched in select fertility clinics across the United States.

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

Human Cell and Tissue Products (HCT/P)

In November 2019, Predictive Biotech’s HCT/P processing facility successfully achieved the internationally recognized ISO 13485 certification over the Company’s system of laboratory quality controls.

In December 2019, Predictive Biotech submitted to the Centers for Medicare and Medicaid Services (CMS) a HCPCS code application for each of the company’s four allograft products (CoreCyte™, PolyCyte™, AmnioCyte Plus™ and AmnioCyte™) as part of the company’s strategy to obtain insurance reimbursement.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Revenue

	Three months ended
	December 31,
	2019	2018	Change
Revenue	$7,336,640	$10,687,036	$(3,350,396)

The decrease in revenue for the three months ended December 31, 2019 is primarily due to the decline in sales volume of allograft products compared to the three months ended December 31, 2018.  The Company believes the decrease in sales volume is due to increased United States Food and Drug Administration (“FDA”) enforcement efforts affecting the regenerative medicine industry as a whole, which has negatively impacted the size of the market for regenerative medicine services and caused a contraction of sales of allograft products.  Specifically, the FDA has issued warnings to competitors regarding their safety practices and increased regulatory scrutiny of potentially inappropriate marketing practices of some providers of regenerative medicine services. Predictive Biotech, Inc. continues to be the market share leader of regenerative medicine products in the US with an excellent safety and quality record of over 100,000 allografts implanted and no adverse events.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	December 31,
	2019	2018	Change
Cost of goods sold	$5,840,256	$3,059,136	$2,781,120
Cost of goods sold as a % of sales	79.6%	28.6%

Cost of goods sold for the three months ended December 31, 2019 increased to $5.8 million from $3.1 million for the three months ended December 31, 2018. The increase is primarily due to $1.9 million in scrap expense and idle capacity costs resulting from efforts to curtail production in response to the trend in sales. In addition, there was a $0.8 million increase in scrap expense due to a decrease in average quality control pass rates for WIP product compared to the three months ended December 31, 2018.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Three months ended
	December 31,
	2019	2018	Change
Selling and marketing expense	$3,049,593	$3,431,157	$(381,564)
Selling and marketing expense as a % of sales	41.6%	32.1%

Selling and marketing expenses for the three months ended December 31, 2019 decreased to $3.0 million from $3.4 million for the three months ended December 31, 2018. The decrease is due to increases in personnel costs of $0.6 million, offset by a decrease in commissions expense of $1.0 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Three months ended
	December 31,
	2019	2018	Change
General and administrative expense	$7,034,770	$2,878,614	$4,156,156
General and administrative expense as a % of sales	95.9%	26.9%

General and administrative expenses for the three months ended December 31, 2019 increased to $7.0 million from $2.9 million for the three months ended December 31, 2018. Approximately $3.3 million of the increase is due to increased share-based compensation expenses. Personnel costs also increased by $0.6 million.

Research and Development Expenses

	Three months ended
	December 31,
	2019	2018	Change
Research and development expense	$2,364,350	$1,759,560	$604,790
Research and development expense as a % of sales	32.2%	16.5%

Research and development expenses for the three months ended December 31, 2019 increased to $2.4 million from $1.8 million for the three months ended December 31, 2018. R&D expenses primarily related to the development of new HCT/P products and continued development of molecular diagnostic tests.

Depreciation and amortization expense

	Three months ended
	December 31,
	2019	2018	Change
Depreciation and amortization expense	$2,775,073	$2,035,360	$739,713
Depreciation and amortization expense as a % of sales	37.8%	19.0%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 3 to the accompanying condensed consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other loss

	Three months ended
	December 31,
	2019	2018	Change
Other loss	$16,546,988	$599,627	$15,947,361

Other loss for the three months ended December 31, 2019 increased to $16.5 million from $0.6 million for the three months ended December 31, 2018. The increase was primarily driven by the $15.9 million impairment charge recognized related to our equity method investment in Juneau Biosciences, LLC.

Results of Operations for the Six Months Ended December 31, 2019 and 2018

Revenue

	Six months ended
	December 31,
	2019	2018	Change
Revenue	$15,595,898	$18,750,838	$(3,154,940)

The decrease in revenue for the three months ended December 31, 2019 is primarily due to the decline in sales volume of allograft products compared to the three months ended December 31, 2018.  The Company believes the decrease in sales volume is due to increased United States Food and Drug Administration (“FDA”) enforcement efforts affecting the regenerative medicine industry as a whole, which has negatively impacted the size of the market for regenerative medicine services and caused a contraction of sales of allograft products.  Specifically, the FDA has issued warnings to competitors regarding their safety practices and increased regulatory scrutiny of potentially inappropriate marketing practices of some providers of regenerative medicine services. Predictive Biotech, Inc. continues to be the market share leader of regenerative medicine products in the US with an excellent safety and quality record of over 100,000 allografts implanted and no adverse events.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Six months ended
	December 31,
	2019	2018	Change
Cost of goods sold	$13,022,246	$6,107,692	$6,914,554
Cost of goods sold as a % of sales	83.5%	32.6%

Cost of goods sold for the six months ended December 31, 2019 increased to $13.0 million from $6.1 million for the six months ended December 31, 2018. The increase is primarily due to $3.8 million in scrap expense related to HCT/P product that did not pass quality control, or that is not expected to pass quality control. The increase in quality control failure rates above normal levels was primarily due to issues with a component supplied by a specific vendor.  An additional $1.9 million in scrap expense and other idle capacity costs resulted from efforts to curtail production in response to the trend in sales.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Six months ended
	December 31,
	2019	2018	Change
Selling and marketing expense	$6,201,563	$5,838,593	$362,970
Selling and marketing expense as a % of sales	39.8%	31.1%

Selling and marketing expenses for the six months ended December 31, 2019 increased to $6.2 million from $5.8 million for the six months ended December 31, 2018. The increase is due to increases in personnel costs of $1.6 million and increased bad debt expense of $0.2 million, offset by a decrease in commissions expense of $1.4 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Six months ended
	December 31,
	2019	2018	Change
General and administrative expense	$13,413,627	$5,544,762	$7,868,865
General and administrative expense as a % of sales	86.0%	29.6%

General and administrative expenses for the six months ended December 31, 2019 increased to $13.4 million from $5.5 million for the six months ended December 31, 2018. Approximately $5.6 million of the increase is due to increased share-based compensation expenses. Personnel costs increased by $1.8 million.

Research and Development Expenses

	Six months ended
	December 31,
	2019	2018	Change
Research and development expense	$4,192,700	$2,365,644	$1,827,056
Research and development expense as a % of sales	26.9%	12.6%

Research and development expenses for the six months ended December 31, 2019 increased to $4.2 million from $2.4 million for the six months ended December 31, 2018. The increase was primarily driven by an increase of $1.5 million in share based compensation expense.

Depreciation and amortization expense

	Six months ended
	December 31,
	2019	2018	Change
Depreciation and amortization expense	$5,385,318	$3,701,082	$1,684,236
Depreciation and amortization expense as a % of sales	34.5%	19.7%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 3 to the accompanying condensed consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other loss

	Six months ended
	December 31,
	2019	2018	Change
Other loss	$16,759,770	$913,986	$15,845,784

Other loss for the six months ended December 31, 2019 decreased to $16.8 million from $0.9 million for the six months ended December 31, 2018. The increase was primarily driven by the $15.9 million impairment charge recognized related to our equity method investment in Juneau Biosciences, LLC.

Liquidity and Capital Resources

The Company incurred a net loss of $33,867,276 for the six months ended December 31, 2019 and net cash outflows from operations of $9,914,968. At December 31, 2019, the Company had $255,502 of cash and negative working capital of $4,861,267. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The following table represents the condensed consolidated cash flow statement:

	Six months ended
	December 31,
	2019	2018	Change
Cash provided by (used in) operating activities	$(9,914,968)	$2,058,633	$(11,973,601)
Cash used in investing activities	(946,856)	(1,729,843)	782,987
Cash provided by financing activities	9,499,082	1,025,000	8,474,082
Net increase (decrease) in cash and cash equivalents	(1,362,742)	1,353,790
Cash and cash equivalents at the beginning of the six months	1,618,244	1,206,139
Cash and cash equivalents at the end of the period	$255,502	$2,559,929

Cash Flows from Operating Activities

The increase in cash used in operating activities for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was primarily due to a $29.5 million increase in net loss, and a $8.1 million increase in deferred income tax benefits, offset by increases of non-cash addbacks for loss on equity method investment of $15.5 million, share based compensation of $7.6 million, and depreciation and amortization of  $1.7 million.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was primarily due to a decrease in cash paid on our subscription payable of $0.7 million and a decrease in capital expenditures of $0.7 million. These changes were partly offset by $0.8 million in cash received from the acquisition of InceptionDX, LLC.

Cash Flows from Financing Activities

The increase in cash provided by financing activities for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was primarily due to the receipt of $9.7 million in proceeds from the issuance of promissory notes, offset by a decrease of $1.0 million in cash received from stock subscriptions.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the six months ended December 31, 2019, other than the adoption of ASU 2016-02 discussed in detail in Footnote 1 to the accompanying unaudited condensed consolidated financial statements.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2. Internal Control Over Financial Reporting

Based on our prior assessment as of June 30, 2019, management concluded that our internal control over financial reporting was not effective due to a material weakness related to insufficient controls over the accounting for the income tax effects of business combinations and asset acquisitions. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Such material weakness has not yet been remediated as of December 31, 2019.

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

4. Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, we did not record a liability related to these matters as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2019, the Company issued (or is obligated to issue) the following shares:

1) In September 2019, the Company entered into an agreement with a consultant for research and development services. The consultant is an accredited investor. In consideration for these services, the Company granted warrants to the consultant exercisable for 1,250,000 shares of the Company’s common stock with a strike price equal to the closing price of the Company’s common stock on the date of grant. Warrants to acquire 625,000 shares vested upon issuance. Of the remaining warrants, 375,000 vest on March 1, 2020 and 225,000 vest on September 1, 2020.  The warrants expire ten years from the date of issuance.

2) On December 31, 2019, four accredited investors agreed to accept repayment in equity shares for promissory notes with a face value of $8,420,000 and the $720,000 outstanding under of the Revolving Loan Agreement, as well as $311,918 in accrued interest thereon. The debt was repaid in full by issuing 12,947,833 shares of the Company’s common stock based on the closing market price on December 31, 2019 of $0.73 per share.

All securities issued by us that are referenced above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(a)(2) of the Securities Act. Such transactions did not involve a public offering of securities, no underwriter was involved with the transactions, and no commissions were paid. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. We have been informed that all purchasers are able to bear the economic risk of this investment and are aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company was instructed to mark "stop transfer" on its ledger regarding these shares.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

The securities were acquired for the purchasers own account and not with the view to sell, or for resale in connection with any distribution. A legend was placed on the certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In Item 12 of our Annual Report on Form 10-K  as of and for the year ended June 30, 2019, we reported that Eric Olson, Executive Vice President and Chief Executive Officer of Predictive Biotech, Inc., was the beneficial owner of  7,500,000 shares of our common stock held by Integrity Trust Company, LLC. These 7,500,000 common shares were cancelled and 7,500,000 shares were issued to Integrity Capital Holdings, LLC. Mr. Olson remains the beneficial owner of the shares.

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

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
February 14, 2020		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
February 14, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
February 14, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Simon Brewer
February 14, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended December 31, 2019 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
February 14, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended December 31, 2019, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
February 14, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)