Form 10-Q
period 2020-03-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2020-05-15
CIK 1382943

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

The number of shares of Predictive common stock outstanding as of May 14, 2020 was 299,396,808.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash	$206,443	$1,618,244
Accounts receivable, net of allowance for doubtful accounts of $149,241 and $687,064	125,923	1,250,476
Due from equity method investee	-	184,443
Inventory	2,190,293	5,775,185
Other current assets	227,640	103,080
Total current assets	2,750,299	8,931,428
Fixed assets, net of depreciation	5,746,500	6,974,441
Operating lease right of use assets	1,323,973	-
License agreements, net of amortization	16,564,125	18,062,315
Patents, net of amortization	6,276,961	6,850,490
Trade secrets, net of amortization	40,792,586	45,336,335
Other intangible assets, net of amortization	314,990	383,931
Equity method investments	34,947,717	51,717,719
Goodwill	5,254,451	5,254,451
Other long-term assets	45,672	67,075
Total assets	$114,017,274	$143,578,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,712,283	$4,943,178
Accrued liabilities	2,368,629	1,857,771
Deferred revenue	286,991	469,376
Operating lease liability, current portion	886,662	-
Finance lease liability, current portion	647,721	504,488
Subscription payable, current portion	3,500,000	6,300,000
Total current liabilities	12,402,286	14,074,813
Operating lease liability	481,579	-
Finance lease liability	1,027,015	1,511,554
Subscription payable	3,706,610	4,040,610
Notes payable	2,800,000	400,000
Deferred tax liabilities	2,731,781	11,014,745
Total liabilities	23,149,271	31,041,722

Stockholders' equity:
Common stock, par value $0.001, 299,396,808 and 273,761,955
shares issued and outstanding at March 31, 2020 and
June 30, 2019; 900,000,000 shares authorized	299,397	273,762
Additional paid-in capital	179,574,800	153,604,830
Accumulated deficit	(88,671,105)	(41,102,849)
Total controlling interest	91,203,092	112,775,743
Non-controlling interest	(335,089)	(239,280)
Total stockholders' equity	90,868,003	112,536,463
Total liabilities and stockholders' equity	$114,017,274	$143,578,185

 See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Revenue	$5,723,984	$11,295,618	$21,319,882	$30,046,456
Cost of goods sold, exclusive of depreciation & amortization shown below	4,237,824	4,773,332	17,260,070	10,881,024

Operating expenses:
Selling and marketing	2,002,394	2,888,309	8,203,957	8,726,902
General and administrative	6,343,658	4,835,652	19,757,304	10,380,413
Research and development	2,125,421	1,458,265	6,318,121	3,823,908
Depreciation and amortization	2,738,165	2,374,006	8,123,484	6,075,090
Total operating expenses	13,209,638	11,556,232	42,402,866	29,006,313

Operating loss	(11,723,478)	(5,033,946)	(38,343,054)	(9,840,881)

Loss on equity method investment	(651,450)	(193,524)	(17,040,002)	(1,108,423)
Other income (expense)	(100,118)	275,512	(471,336)	276,425
Total other income (loss)	(751,568)	81,988	(17,511,338)	(831,998)

Loss before income taxes	(12,475,046)	(4,951,958)	(55,854,392)	(10,672,879)

Benefit from (provision for) income taxes	(1,257,868)	1,215,312	8,190,327	2,541,290

Net loss & comprehensive loss	$(13,732,914)	$(3,736,646)	$(47,664,065)	$(8,131,589)

Net loss non-controlling interest	(31,934)	(27,735)	(95,809)	(88,858)

Net loss attributable to common shareholders	$(13,700,980)	$(3,708,911)	$(47,568,256)	$(8,042,731)

Weighted average common shares outstanding, basic & diluted	294,685,635	272,029,651	293,866,529	263,060,001

Basic & diluted loss per share attributable to common shareholders	$(0.05)	$(0.01)	$(0.16)	$(0.03)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,664,065)	$(8,131,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,123,484	6,075,090
Provision for bad debts	177,560	-
Share based compensation	13,363,687	4,238,790
Deferred income taxes	(8,282,964)	(2,541,290)
Non-cash lease expense	533,705	-
Gain on bargain purchase	-	(272,757)
Losses on equity method investment	17,040,002	1,108,423
Changes in operating assets and liabilities:
Accounts receivable	947,436	(80,331)
Inventory	3,584,892	977,555
Prepaid expenses	(124,560)	(88,542)
Other assets	21,403	(57,273)
Accounts payable	107,651	808,725
Accrued liabilities	822,776	520,805
Operating lease liability	(534,981)	-
Deferred revenue	(182,385)	501,685
Net cash provided by (used in) operating activities	(12,066,359)	3,059,291

Cash flows from investing activities:
Purchases of property and equipment	(504,136)	(2,554,966)
Cash acquired from acquisitions, net	-	885,674
Cash payments on equity method investee stock subscription	(520,000)	(1,634,390)
Capitalization of patent acquisition costs	-	(163,461)
Net cash used in investing activities	(1,024,136)	(3,467,143)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	-	1,025,000
Proceeds from sale of common stock	480,000	-
Exercises of stock options	-	3,133
Proceeds from issuance of long term debt	11,540,000	-
Principal payments on finance leases	(341,306)	-
Net cash provided by financing activities	11,678,694	1,028,133

Net increase (decrease) in cash and cash equivalents	(1,411,801)	620,281
Cash and cash equivalents at the beginning of the period	$1,618,244	$1,206,139
Cash and cash equivalents at the end of the period	$206,443	$1,826,420

(Continued)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Nine months ended March 31,
	2020	2019
Warrants issued for trade secrets	$-	$13,860,000
Common stock issued for the acquisition of InceptionDX, LLC	-	14,260,000
Revaluation of warrants issued for licenses	-	(4,449,211)
Reduction in number of equity method investee units subscribed	-	(1,850,000)
Common stock issued and deferred tax liabilities assumed for the acquisition of Regenerative Medical Technologies, Inc.	-	12,266,667
Right-of-use assets obtained in exchange for new operating lease liabilities	1,903,222	-
Issuance of common stock to settle subscription payable	2,430,000	-
Extinguishment of debt with common stock	9,451,918	-
Capital expenditures in accounts payable	73,333	539,214

See accompanying notes

(Concluded)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Subscription Receivable	Non-Controlling Interest	Accumulated Deficit	Stockholders’ Equity
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisition of InceptionDX, LLC	15,500,000	15,500	14,244,500				14,260,000
Common stock issued for services	50,000	50	43,450				43,500
Common stock cancelled	(1,200,000)	(1,200)	1,200				-
Warrants issued for trade secrets			13,860,000				13,860,000
Cash received from common stock subscriptions				325,000			325,000
Share based compensation			928,846				928,846
Net loss					(27,669)	(2,004,382)	(2,032,051)
BALANCES AT SEPTEMBER 30, 2018	261,974,069	$261,974	$137,127,296	$(700,000)	$(147,821)	$(27,818,339)	$108,723,110
Common stock issued for acquisition of Regenerative Medical Technologies, Inc.	10,000,000	10,000	9,190,000				9,200,000
Share based compensation			1,010,505				1,010,505
Revaluation of warrants issued for licenses			(4,449,211)				(4,449,211)
Cash received from common stock subscriptions				700,000			700,000
Net loss					(33,454)	(2,329,438)	(2,362,892)
BALANCES AT DECEMBER 31, 2018	271,974,069	$271,974	$142,878,590	$-	$(181,275)	$(30,147,777)	$112,821,512
Common stock issued for acquisition of Taueret Laboratories, Inc.	552,995	553	1,016,958				1,017,511
Share based compensation			2,254,739				2,254,739
Adoption of ASU 2018-07			(16,278)			16,278	-
Exercise of Stock Options	3,333	3	3,130				3,133
Net loss					(27,735)	(3,708,911)	(3,736,646)
BALANCES AT MARCH 31, 2019	272,530,397	$272,530	$146,137,139	$-	$(209,010)	$(33,840,410)	$112,360,249

(Continued)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Subscription Receivable	Non-Controlling Interest	Accumulated Deficit	Stockholders’ Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$-	$(239,280)	$(41,102,849)	$112,536,463
Share based compensation			4,994,600				4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)				-
Net loss					(31,934)	(7,864,607)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	$282,986	$158,590,206	$-	$(271,214)	$(48,967,456)	$109,634,522
Share based compensation			4,634,069				4,634,069
Net Loss					(31,941)	(26,002,669)	(26,034,610)
BALANCES AT DECEMBER 31, 2019	282,985,560	$282,986	$163,224,275	$-	$(303,155)	$(74,970,125)	$88,233,981
Share based compensation			4,005,018				4,005,018
Extinguishment of debt with common stock	12,947,833	12,948	9,438,970				9,451,918
Issuance of common stock to settle subscription payable	2,963,415	2,963	2,427,037				2,430,000
Issuance of common stock for cash	500,000	500	479,500				480,000
Net Loss					(31,934)	(13,700,980)	(13,732,914)
BALANCES AT MARCH 31, 2020	299,396,808	$299,397	$179,574,800	$-	$(335,089)	$(88,671,105)	$90,868,003

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

During the fourth quarter of fiscal 2019, we realigned our segment reporting to separately present headquarters costs in information available to the CODM.  The presentation of the comparative information has been recast to conform to the fiscal 2019 presentation.

Segment revenue and operating loss were as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended March 31, 2020
Revenues	$5,673,451	$50,533	$-	$5,723,984
Depreciation and amortization	897,219	1,759,279	81,667	2,738,165
Share based compensation	1,040,701	225,896	2,468,421	3,735,018
Segment operating loss	(5,805,596)	(3,377,911)	(2,539,971)	(11,723,478)
Three months ended March 31, 2019
Revenues	$11,285,218	$10,400	$-	$11,295,618
Depreciation and amortization	782,171	1,553,940	37,895	2,374,006
Share based compensation	257,843	7,208	1,989,688	2,254,739
Segment operating loss	(733,327)	(1,688,679)	(2,611,940)	(5,033,946)
Nine months ended March 31, 2020
Revenues	$21,147,347	$172,535	$-	$21,319,882
Depreciation and amortization	2,734,087	5,147,127	242,270	8,123,484
Share based compensation	3,955,032	930,350	8,478,305	13,363,687
Segment operating loss	(19,285,305)	(9,833,261)	(9,224,488)	(38,343,054)
Nine months ended March 31, 2019
Revenues	$30,036,056	$10,400	$-	$30,046,456
Depreciation and amortization	2,295,055	3,667,718	112,317	6,075,090
Share based compensation	629,681	15,394	3,593,715	4,238,790
Segment operating loss	(334,745)	(4,005,832)	(5,500,304)	(9,840,881)

	Three months ended March 31,
			Nine months ended March 31,
	2020	2019	2020	2019
Total operating loss for reportable segments	$(9,183,507)	$(2,422,006)	$(29,118,566)	$(4,340,577)
Unallocated amounts:
Unallocated Corporate	(2,539,971)	(2,611,940)	(9,224,488)	(5,500,304)
Other income (loss)	(751,568)	81,988	(17,511,338)	(831,998)
Loss before income taxes	$(12,475,046)	$(4,951,958)	$(55,854,392)	$(10,672,879)

	As of March 31,	As of June 30,
Total Assets	2020	2019
HCT/Ps	$13,320,652	$21,052,083
Diagnostics and therapeutics	99,293,376	120,665,445
Unallocated corporate	1,403,246	1,860,657
Total Assets	$114,017,274	$143,578,185

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

The condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the three and nine months ended March 31, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on June 30.

Consolidation

These consolidated financial statements include the financial statements of Predictive Technology Group, Inc. and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”), a respiratory illness first identified in Wuhan, China, a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company experienced operational and financial impacts from the COVID-19 pandemic beginning late in the third quarter of fiscal 2020, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using the Company’s products. The Company has implemented cost cutting measures, including a headcount reduction in April 2020 in the HCT/P segment of approximately 50%.

The severity of the material impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The impact of COVID-19 on the Company’s results of operations and cash flows has been material and is expected to continue to be material, at least in the short term. Given the dynamic nature of this situation, the Company is currently unable to accurately predict the impact of COVID-19 on its overall 2020 operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential impairments.

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

The Company incurred a net loss attributable to common shareholders of $47,568,256 and net cash outflows from operations of $12,066,359 for the nine months ended March 31, 2020. At March 31, 2020, the Company had $206,443 of cash and negative working capital of $9,651,987. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Inventories

Inventories consist primarily of HCT/Ps produced by Predictive Biotech, Inc. (“Predictive Biotech”), a wholly owned subsidiary and laboratory supplies used in genetic testing performed by Predictive Laboratories, Inc. (“Predictive Labs”).  We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs, are expensed as incurred.

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

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company.  As of March 31, 2020 and June 30, 2019, all stock subscribed has been fully paid.

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

The Company reviews definite-lived intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value

Indefinite-lived intangible assets not subject to amortization are reviewed for impairment annually, typically at the beginning of the fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Such events and circumstances may include sweeping regulatory changes, shifts in market demand that would negatively impact revenue, overall industry deterioration, dramatic increase in the number of competitors, rapidly increasing costs related to production inputs, significant changes in Company management or Company strategy, or significant litigation.  The Company first assesses qualitative factors above to determine whether it is necessary to perform the quantitative impairment test to identify any impairment loss.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows, or fair value, of the related asset or group of assets over their remaining lives.

Certain of the Company’s patents are currently subject to litigation (see Note 13) to determine whether the seller of the patents had satisfactory title to the patents that were then sold to the Company. These patents have a carrying value of $6,276,961 on our consolidated balance sheet as of March 31, 2020. While the litigation is in its early stages and may reach a broad range of possible outcomes, we have determined that it is at least reasonably possible that the patents may become impaired in the near term depending on the information gained during the legal discovery process and the outcome of the litigation.

The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded an impairment charge of $15,932,016 related to our equity method investment in Juneau Biosciences, LLC for the nine months ended March 31, 2020 (see Note 6). No impairments were recorded during the three months ended March 31, 2020, nor for the three or nine months ended March 31, 2019.

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

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the period.

	Nine months ended March 31,
	2020	2019
Deferred revenue – beginning balance	$469,376	$-
Increase due to deferral of revenue at period end	286,991	501,685
Decrease due to beginning contract liabilities recognized as revenue	(469,376)	-
Deferred revenue – ending balance	286,991	501,685

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

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three and nine months ended March 31, 2020 and 2019.

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

During the three and nine months ended March 31, 2020 and 2019, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition, other than the impairment of our equity method investment in Juneau Biosciences, LLC described in Note 6.

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

Correction of immaterial errors

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine months ended March 31, 2019, the Company discovered an error in the Company's shared-based compensation within the condensed consolidated statement of stockholders' equity. Share-based compensation was understated therein for the three months ended September 30, 2018 and December 31, 2018 by approximately $22,000 and $358,000, respectively, and was overstated therein for the three months ended March 31, 2019 by approximately $380,000. As a result, the accompanying condensed consolidated statement of stockholders' equity has corrected the share-based compensation therein from $906,948, $653,372 and $2,634,969, as previously reported, for the periods ended September 30, 2018, December 31, 2018 and March 31, 2019, respectively. There was no other impact to the condensed consolidated financial statements for the three and nine months ended March 31, 2019.

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

NOTE 2 BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

NOTE 3 INVENTORIES

The composition of inventories is as follows:

	As of March 31,	June 30,
	2020	2019
Finished goods	$1,085,742	$918,199
Work-in-process	900,902	4,485,349
Raw materials and supplies	203,649	371,637
Total inventory on hand	$2,190,293	$5,775,185

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant, and equipment is as follows:

	As of	As of
	March 31,	June 30,
	2020	2019
Computer equipment	$734,601	$530,815
Furniture	230,747	224,324
Lab equipment	2,215,409	2,469,652
Software	928,369	923,369
Leasehold improvements	1,006,215	870,098
Other fixed assets in progress	183,937	69,886
Lab equipment subject to finance lease	2,774,907	2,774,907
Total property, plant, and equipment	8,074,185	7,863,051

Accumulated depreciation	(1,925,919)	(862,851)
Accumulated depreciation – leased assets	(401,766)	(25,759)

Property, plant and equipment, net	$5,746,500	$6,974,441

Depreciation expense for the three-month periods ended March 31, 2020 and 2019 was $510,473 and $149,776, respectively. Depreciation expense for the nine-month periods ended March 31, 2020 and 2019 was $1,439,074 and $358,790, respectively.

NOTE 5 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At March 31, 2020:
Licenses	$21,337,981	$(4,773,856)	$16,564,125	8.3
Patents	9,750,000	(3,473,039)	6,276,961	8.3
Trade Secrets	56,675,936	(15,883,350)	40,792,586	8.2
Other	411,000	(96,010)	314,990	10.2
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(24,226,255)	$69,203,113	8.3

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2019:
Licenses	$21,337,981	$(3,275,666)	$18,062,315	9.0
Patents	9,750,000	(2,899,510)	6,850,490	9.0
Trade Secrets	56,675,936	(11,339,601)	45,336,335	8.9
Other	411,000	(27,069)	383,931	11.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(17,541,846)	$75,887,522	9.0

Estimated future amortization expense related to intangible assets consists of the following as of March 31, 2020:

Year Ending June 30	Amount
2020	$2,224,358
2021	8,514,306
2022	6,022,890
2023	6,022,890
2024	6,022,890
Thereafter	35,141,328

Total amortization expense for the three months ended March 31, 2020 and 2019 was $2,227,692 and $2,224,230 respectively. Total amortization expense for the nine months ended March 31, 2020 and 2019 was $6,684,410 and $5,716,300 respectively.

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

In December of 2018, the Company and Juneau agreed to renegotiate the price paid for the license.  The warrants issued initially for this license agreement were cancelled, and new warrants were issued with an increased exercise price of $0.90 per share, resulting in a decrease in the value assigned to the license agreement of $4,449,211. The replacement of the warrants resulted in an additional deferred tax liability of $290,263, resulting in a net decrease in the carrying value of the licenses of $4,158,948.  There was an associated adjustment to amortization expense. The fair value of the replacement warrants were determined using the following inputs to the Black Scholes model:

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

NOTE 6 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company’s investment in Juneau is accounted for under the equity method and included in the Diagnostics and Therapeutics segment. The following table summarizes the investment:

	As of March 31, 2020	As of June 30, 2019
Carrying amount	$34,947,717	$51,717,719

Ownership percentage	48.3%	48.4%

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

On September 25, 2019, the Company and Juneau executed an amendment to the subscription agreement. The amendment reduced the total number of Class A Units purchased to 13,000,000 and changed the schedule of payments due under the subscription agreement. In addition, a receivable due from Juneau in the amount of $184,443 was applied to the subscription payable balance.

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned “Third Amended and Restated Subscription Agreement.” Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the “Equity Payment”) based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The schedule of payments as of March 31, 2020 under the amended agreement is as follows:

Year Ending June 30	Amount
2020	$550,000
2021	4,600,000
2022	2,056,610
$7,206,610

Summarized financial information for the Company’s equity method investee as of and for its fiscal year end is presented in the following tables:

Juneau Biosciences, LLC	Year ended December 31, 2019	Year ended December 31, 2018
	Unaudited
Revenue (related party)	$202,010	$2,554,037
Gross profit	202,010	2,554,037
Loss from operations	(1,890,382)	(2,419,890)
Net loss	(1,889,921)	(2,419,824)
Net loss attributable to Predictive Technology Group, Inc.	(912,454)	(1,200,238)

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

We engaged a third-party valuation firm to assist us in determining whether the carrying value of our equity method investment had fallen below the carrying value. The valuation was performed using a combination of the cost approach, the income approach, and calibration of the fair values of the Company’s operating segments and equity method investment to the Company’s overall market capitalization. These valuation approaches use inputs that qualify as Level 3 in the fair value hierarchy. As a result of the valuation, it was determined that the fair value of our equity method investment had fallen to $35,329,167, necessitating an impairment charge of $15,932,016.  The total impairment charge is included in Loss on equity method investment in the condensed consolidated statement of operations for the nine months ended March 31, 2020. The impairment was determined to be other than temporary based on the magnitude of the decline in fair value. There were no impairments for the three months ended March 31, 2020, nor for the three and nine months ended March 31, 2019.

NOTE 7 ACCRUED LIABILITIES

	As of	As of
	March 31,	June 30,
	2020	2019
Employee compensation and benefits	$1,147,373	$816,451
Other	1,221,256	1,041,320
Total accrued liabilities	$2,368,629	$1,857,771

NOTE 8 DEBT

From June to December 2019, the Company issued unsecured promissory notes to six accredited investors in the total amount of $9,360,000. The promissory notes bear 12% simple interest and mature on the two-year anniversary of each note. The notes may be repaid at any time.

In September 2019, the Company and an accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to an additional $3,000,000. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.  There was $200,000 outstanding under the Revolving Loan Agreement as of March 31, 2020.

On December 31, 2019, four accredited investors agreed to accept repayment in equity shares for promissory notes with a face value of $8,420,000 and the $720,000 outstanding under of the Revolving Loan Agreement, as well as $311,918 in accrued interest thereon. For accounting purposes, the debt was not considered extinguished until the Company administratively issued the shares during the quarter ended March 31, 2020. The debt was extinguished in full by issuing 12,947,833 shares of the Company’s common stock based on the closing market price on December 31, 2019 of $0.73 per share.

During the quarter ended March 31, 2020, the Company borrowed $200,000 under its Revolving Loan Agreement with an accredited investor. The Company also borrowed an additional $1,660,000 under promissory notes with a second accredited investor. The promissory notes bear 12% simple interest and matures on the two-year anniversary of the note. The notes may be repaid at any time.

As of March 31, 2020, unsecured promissory notes bearing 12% interest with a face value of $2,600,000 remain outstanding. The notes mature from June 2021 to March 2022. Notes with a face value of $400,000 mature during the fiscal year ended June 30, 2021, with the remainder maturing during the fiscal year ended June 30, 2022.

The fair value of the Company’s outstanding debt obligations as of March 31, 2020 was $2,574,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 18.2%, which is classified as Level 2 within the fair value hierarchy.

NOTE 9 INCOME TAXES

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

The Company recognized a provision for income taxes of $1,257,868 and a benefit from income taxes of $1,215,312 for the three-month periods ended March 31, 2020 and 2019, respectively. The Company recognized income tax benefits of $8,190,327 and $2,541,290 for the nine-month periods ended March 31, 2020 and 2019, respectively.  The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended March 31, 2020 primarily due to state income taxes, share based compensation, excess tax benefits arising from the exercise of commons stock warrants during the period,  as well as an increase in the valuation allowance on deferred tax assets.  The Company’s recognized effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended March 31, 2019 primarily due to state income taxes and share based compensation.

NOTE 10 STOCKHOLDER’S EQUITY

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

On January 29, 2020, the Company sold 500,000 shares of our common stock, par value $0.001, to an accredited investor at a price of $0.96 per share.

The following is a summary of warrant activity from June 30, 2019 through March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding June 30, 2019	68,253,520	$0.78	3.6
Granted	1,250,000	1.73	9.5
Exercised	(9,223,605)	0.50	2.5
Forfeited/ Cancelled	(7,286,395)	0.81	3.1
Outstanding March 31, 2020	52,993,520	$0.84	3.0

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. Share based compensation expense related to warrants issued for services for the three months ended March 31, 2020 and 2019 was $257,573 and $2,093,333, respectively. Share based compensation expense related to warrants issued for services for the nine months ended March 31, 2020 and 2019 was $3,508,957 and $3,038,111, respectively.

As of March 31, 2020, unrecognized compensation cost related to warrants issued for services was $886,515 and is expected to be recognized over a weighted average period of 0.57 years.

NOTE 11 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted loss per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended March 31, 2020
Basic and diluted EPS attributable to common shareholders	$(13,700,980)	294,685,635	$(0.05)
Three months ended March 31, 2019
Basic and diluted EPS attributable to common shareholders	$(3,708,911)	272,029,651	$(0.01)
Nine months ended March 31, 2020
Basic and diluted EPS attributable to common shareholders	$(47,568,256)	293,866,529	$(0.16)
Nine months ended March 31, 2019
Basic and diluted EPS attributable to common shareholders	$(8,042,731)	263,060,001	$(0.03)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of March 31,
	2020	2019
Warrants for common stock	52,993,520	64,018,520
Options for common stock	30,881,104	11,587,500
	83,874,624	75,606,020

NOTE 12 STOCK OPTION PLAN

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

A summary of option activity is as follows for the nine months ended March 31, 2020:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2019	24,407,750	$1.74
Options granted	8,741,954	0.82
Less:
Options exercised	-	-
Options canceled or expired	(2,268,600)	1.80
Options outstanding at end of period	30,881,104	$1.48

Share based compensation expense related to options issued under the 2015 Plan for the three months ended March 31, 2020 and 2019 was $3,477,445 and $162,806, respectively. Share based compensation expense related to options issued under the 2015 Plan for the nine months ended March 31, 2020 and 2019 was $9,854,730 and $1,101,433, respectively.

On January 2, 2020, the Company issued 150,000 stock option awards with a strike price of $0.88 to employees of Juneau Biosciences, LLC, our equity method investee. The awards vested immediately. Additional share based compensation expense related to these awards of $270,000 is included in loss on equity method investment in the statement of operations for the three and nine months ended March 31, 2020.

On March 21, 2020, the Company issued 5,000,000 stock option awards with a strike price of $0.44 to a consultant in connection with development of the Assurance AB™ COVID-19 antibody test.  Options totaling 1,000,000 vested immediately, with the remaining 4,000,000 options vesting in three equal annual installments. The remaining 4,000,000 options may also vest on an accelerated basis in tranches of 1,000,000 options when the Company recognizes cumulative revenues from COVID-19 tests of $25 million, $50 million, $75 million, and $100 million.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of March 31, 2020, there was $26,406,836 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 2.25 years.

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

The table below presents the future minimum lease payments under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2020	$238,408	$196,545	$434,953
2021	979,071	748,361	1,727,432
2022	246,888	740,797	987,685
2023	-	167,719	167,719
2024	-	-	-
Total cash payments	1,464,367	1,853,422	3,317,789
Less: Imputed interest	(96,126)	(178,686)	(274,813)
Total lease liability	$1,368,241	$1,674,736	$3,042,976

Lease information for the three months ended March 31, 2020 is as follows:

	Three months ended March 31, 2020	Nine months ended March 31, 2020
Lease cost
Finance lease cost
Amortization of right of use assets	$172,812	$518,436
Interest on lease liabilities	36,157	81,058
Operating lease cost	236,683	463,089
Short-term lease cost	900	65,687
Total lease cost	$446,552	$1,128,270

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$36,157	$81,058
Operating cash flows from operating leases	238,408	533,705
Financing cash flows from finance leases	160,387	341,306

Weighted average remaining lease term — finance leases (Years)	2.36
Weighted average remaining lease term — operating leases (Years)	1.50
Weighted average discount rate — finance leases	8.06%
Weighted average discount rate — operating leases	8.63%

Lease expense under operating leases was $169,044 and $328,124 for the three- and nine-month periods ended March 31, 2019, respectively.

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At March 31, 2020, the Company had taken delivery of consumables worth $209,468 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the consolidated balance sheet. Remaining payments due under the purchase commitment total $346,677 during the year ending June 30, 2020 and $346,677 during the year ending June 30, 2021.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury and related claims. There can be no assurance that we will be successful in pursuing these claims.

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey, through counsel, sent a letter demanding rescission of his investment. He is alleging that Predictive failed to disclose material information in connection with its investment and has threatened a lawsuit for securities fraud. To date, no lawsuit has been filed. We deny the allegations in the demand letter and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC (“Equitas”) filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of “at least $551,080” in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive “made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements” and at “the time Predictive made these promises it had no intention of keeping them.” We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of March 31, 2020 are included in accounts payable in the condensed consolidated balance sheets.

As of March 31, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

NOTE 14 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2020, the date on which the financial statements were available to be issued.

On April 1, 2020, the Company executed an agreement captioned Exclusive Distribution Services Agreement (“Agreement”) with Wellgistics, LLC  (“Wellgistics”) to distribute the Assurance AB™ antibody-based COVID-19 diagnostic test to be imported by the Company. The Company received an initial purchase order under the Agreement for one million Assurance AB test units on April 1, 2020. Wellgistics tendered to the Company a partial payment of $5.5 million. If the remaining contract balance is not paid by Wellgistics, the Company does not have the funding to purchase the units described in the agreement.  Should final payment be received, shipment of the initial one million units may be delayed as pertinent regulations in both China and the United States continue to evolve.

On April 21, 2020 the SEC issued Release No. 34-88719, which temporarily suspended trading in the Company’s common stock due to questions about the accuracy and adequacy of the Company’s previous disclosures regarding its Assurance AB™ serological COVID-19 tests. Trading in the Company’s common stock resumed on May 6, 2020 upon expiration of the suspension. Under OTC Market rules, lack of trading during the suspension resulted in trading of the Company’s common stock being transferred from the OTC Pink Sheets to the OTC Gray Sheets.

On May 6, 2020, Company received loan proceeds of $1.7 million under the Paycheck Protection Program (“PPP”) under a promissory note from a commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on operations or mandates to provide products or services), impacts on the supply chain, and the effect on customer demand or changes to operations. In addition, the health of the Company’s workforce and its ability to meet staffing needs are uncertain and is vital to its operations.

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under its Revolving Loan Agreement, the $2.8 million that is available, is in place to support working capital needs, along with current cash on hand. Further, the Company has a lack of history of being able to access the capital markets. As a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (Small Business Administration) audit to further ensure PPP loans are limited to eligible borrowers in need.

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

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its’ wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products (“HCT/P”). In addition to Predictive Biotech’s efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three and nine months ended March 31, 2020 we reported total revenues of $5,723,984 and $21,319,882, respectively. We reported net losses attributable to common shareholders of $13,700,980 and $47,568,256, resulting in net losses per common share of $(0.05) and $(0.16), respectively. During the three and nine months ended March 31, 2019 we reported total revenues of $11,295,618 and $30,046,456, respectively. We reported net losses attributable to common shareholders of $3,708,911 and $8,042,731 resulting in net losses per common share of $(0.01) and $(0.03), respectively.

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

COVID-19 Pandemic

The global COVID-19 pandemic has had, and will continue to have, a material impact on our business. Towards the end of the third quarter of fiscal 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using our products and a resulting decline in sales. We cannot predict the magnitude or duration of the pandemic’s impact on our business.

As a result of the COVID-19 pandemic, we undertook a thorough analysis of all of our expenses and reduced discretionary expenses where practicable. In April 2020, we reduced headcount in our HCT/P segment by approximately 50%.  We can give no assurances that we will not have to take additional cost reduction measures if the pandemic continues to adversely affect the volume of procedures using our products.

Business Highlights

Diagnostics and Therapeutics

On February 25, 2020, we announced preliminary results from a collaborative genomics analysis from our collaboration partner, Atrin Pharmaceuticals, that will be used to optimize patient selection for Atrin’s upcoming ATRN-119 clinical trial.  This genomics analysis was a result of Atrin’s collaboration with us to utilize next-generation genomics capabilities to improve predictive selection of clinical study patients most likely to respond and least likely to experience side effects from treatment with Atrin’s DDR drug candidates. We and Atrin have been jointly developing proprietary approaches to better identify patients with specific mutations that drive cancer tumor growth, regardless of tumor type, and who are most likely to clinically respond to synthetically-lethal anti-cancer therapies. Our genomics capabilities were added to Atrin’s existing proprietary proteomic and medicinal chemistry technologies to improve targeting of DDR proteins that are active in cancer cells and relatively inactive in healthy cells, ahead of Atrin’s initiation of a Phase 1/2a clinical study of ATRN-119, Atrin’s lead oral drug candidate. We are using a genomic data base analytics approach to help with patient selection, to increase efficiencies and quality of clinical trials, and to shorten time to market for Atrin’s drug candidates. Atrin’s pipeline also includes preclinical drug candidates in development for glioblastoma and hematological disorders that are being advanced towards IND enabling studies. This genomics analysis is already resulting in improved targeting of eligible patients for the upcoming Phase 1/2a ATRN-119 clinical study, and could potentially result in adoption of a new diagnostic for this type of anti-cancer treatment. Our unique genomic insights and modeling provide Atrin with enhanced diagnostic tools to accelerate Atrin’s DDR therapies and studies. Atrin currently expects initiation of the ATRN-119 Phase 1/2a study in 2020, with a first interim clinical readout in 2021. We believe that the Atrin collaboration will result in improved design and faster clinical advancement of multiple individualized, precision oncology treatments.  By combining our state-of-the-art proprietary screening assay and related artificial intelligence capabilities with Atrin’s breakthrough DDR therapy candidates, we have the potential to become a leader in development of improved personalized oncology therapies. Cancer is genomic disease; cancer tumors typically develop when otherwise healthy cells acquire mutations in key “driver genes.” These cancer-causing mutations alter pathways regulating cellular growth and interactions with surrounding tissues.  Understanding the specific gene mutations underlying tumor formation is frequently more important than location of the cancer in selecting personalized anti-cancer therapies. The key to successful cancer therapy is matching specific cancer mutations with efficient and targeted therapies. Multiple benign diseases, cancer-predisposition syndromes, and cancers have now been linked to mutations in DDR genes.  DDR is a clinically validated therapeutic approach, following the commercial approval of multiple blockbuster Poly ADP Ribose Polymerase (PARP) inhibitor products. DDR drugs already represent a multi-billion-dollar market, and it is expected that DDR drugs may ultimately be used to treat over 200 different cancer targets, if a full set of complementary patient-targeting biomarkers are successfully developed and adopted for commercial use. Preliminary results from the collaborative genomics analysis using our proprietary assays in patients with a specific tumor type found an excess of DDR mutations in cancer cells compared with normal tissue. The analysis identified 92 genes as protein responders to ATRN-119 treatment, of which 18 genes are known TIER 1 cancer-driver genes, and well-characterized mutations were found in three dominant genes. Both in vitro and animal studies have confirmed synthetically-lethal interactions between ATRN-119 treatment and alteration of these three key cancer-causing genes. The overlap between DDR genes responding to ATRN-119 and those mutated in cancer cells suggest that genetic markers underlying response and resistance will be critical to optimizing patient selection in ATRN-119 clinical studies, by increasing clinical efficacy and minimizing systemic toxicities. Under the terms of the original Atrin-Predictive collaboration agreement, both companies will continue to contribute to the identification of additional druggable targets and pathways, both inside and outside of DDR, to treat a broad group of target indications, particularly in women’s health.

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

Human Cell and Tissue Products (HCT/P)

On April 9, 2020, we announced the submission of an Emergency Use Authorization (EUA) application with the U.S. Food and Drug Administration (FDA) for the immediate use of mesenchymal stem cells (MSCs) derived from umbilical cord tissue for the treatment of Acute Respiratory Distress Syndrome (ARDS), secondary to SARS-CoV-2, coronavirus disease 2019 (COVID-19). The pandemic caused by COVID-19 has shown to develop into severe ARDS in 30% of hospitalized patients with a 22%-62% mortality rate (Murthy et al., 2020) for those requiring hospitalization in an intensive care unit. Currently, there is no confirmed treatment that can demonstrate safety or efficacy for the treatment of COVID-19. Coronavirus can be deadly, in large part because the virus can cause ‘cytokine storms’ in which the patient’s own immune system triggers a runaway response causing more damage to the patient, than to the virus it’s trying to eliminate.  Clinical data from early clinical trials appears to indicate that the avoidance of the cytokine storm utilizing MSCs may be a critical component for the treatment of COVID-19 infected patients. A recent review article published in Pain Physician, concluded that, “The limited but emerging evidence regarding UC MSC [umbilical cord mesenchymal stem cells] in managing COVID-19 suggests that it might be considered for compassionate use in critically ill patients to reduce morbidity and mortality in the United States.”  The proposed IND clinical trial will utilize Predictive’s proprietary core technology of naturally occurring MSCs derived from umbilical cord tissue (UC-MSCs) to assess the efficacy as an add-on therapy to standard treatment of patients with severe Acute Respiratory Distress Syndrome (ARDS) secondary to COVID-19.  Predictive’s UC MSC product, CoreCyteTM, [currently regulated by the FDA as a tissue-based product under 21 CFR 1271.3(d)(1) and Section 361 of the Public Health Service Act] has already been used as an allograft in over 50,000 patients.  Physicians have reported to Predictive that over 1,100 patients have been treated with CoreCyte via intravenous administration. No serious adverse events have been reported with CoreCyte regardless of the route of administration. If Predictive’s EUA request is approved, CoreCyte would be available immediately to critically ill patients with ARDS due to COVID-19 infections.

In November 2019, Predictive Biotech’s HCT/P processing facility successfully achieved the internationally recognized ISO 13485 certification over the Company’s system of laboratory quality controls.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue

	Three months ended
	March 31,
	2020	2019	Change
Revenue	$5,723,984	$11,295,618	$(5,571,634)

The decrease in revenue for the three months ended March 31, 2020 is primarily due to the decline in sales volume of allograft products compared to the three months ended March 31, 2019.  The Company believes the decrease in sales volume is due to increased United States Food and Drug Administration (“FDA”) enforcement efforts affecting the regenerative medicine industry as a whole, which has negatively impacted the size of the market for regenerative medicine services and caused a contraction of sales of allograft products.  Specifically, the FDA has issued warnings to competitors regarding their safety practices and increased regulatory scrutiny of potentially inappropriate marketing practices of some providers of regenerative medicine services. Predictive Biotech, Inc. continues to demonstrate an excellent safety and quality record of over 100,000 allografts implanted and no adverse events. In addition, sales during the second half of March were negatively impacted by social distancing measures in response to COVID-19.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	March 31,
	2020	2019	Change
Cost of goods sold	$4,237,824	$4,773,332	$(535,508)
Cost of goods sold as a % of sales	74.0%	42.3%

Cost of goods sold for the three months ended March 31, 2020 decreased to $4.2 million from $4.8 million for the three months ended March 31, 2019. The decrease is primarily due to a $2.0 million reduction in direct cost of sales related to the decrease in revenues, offset by a $1.1 million increase in scrap expense related to HCT/P product that did not pass quality control, or that is not expected to pass quality control.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Three months ended
	March 31,
	2020	2019	Change
Selling and marketing expense	$2,002,394	$2,888,309	$(885,915)
Selling and marketing expense as a % of sales	35.0%	25.6%

Selling and marketing expenses for the three months ended March 31, 2020 decreased to $2.0 million from $2.9 million for the three months ended March 31, 2019. The decrease is due to a decrease in commissions expense of $1.3 million, offset by increases in personnel costs of $0.5 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Three months ended
	March 31,
	2020	2019	Change
General and administrative expense	$6,343,658	$4,835,652	$1,508,006
General and administrative expense as a % of sales	110.8%	42.8%

General and administrative expenses for the three months ended March 31, 2020 increased to $6.3 million from $4.8 million for the three months ended March 31, 2019. The increase is due to increased share-based compensation expenses of $0.5 million, increased insurance costs of $0.2 million, increased professional fees of $0.3 million, increased payroll costs of $0.2 million, and increased information technology expense of $0.2 million.

Research and Development Expenses

	Three months ended
	March 31,
	2020	2019	Change
Research and development expense	$2,125,421	$1,458,265	$667,156
Research and development expense as a % of sales	37.1%	12.9%

Research and development expenses for the three months ended March 31, 2020 increased to $2.1 million from $1.5 million for the three months ended March 31, 2019. R&D expenses primarily related to the development of new HCT/P products and continued development of molecular diagnostic tests.

Depreciation and amortization expense

	Three months ended
	March 31,
	2020	2019	Change
Depreciation and amortization expense	$2,738,165	$2,374,006	$364,159
Depreciation and amortization expense as a % of sales	47.8%	21.0%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 2 to the accompanying condensed consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other loss

	Three months ended
	March 31,
	2020	2019	Change
Other (income) loss	$751,568	$(81,988)	$833,556

Other loss for the three months ended March 31, 2020 increased by $0.8 million compared to the three months ended March 31, 2019. The increase was primarily driven by $0.6 million in increased losses related to our equity method investment in Juneau Biosciences, LLC. In addition, a bargain purchase gain arising from the acquisition of Taueret Laboratories, LLC of $0.3 million recognized during the three months ended March 31, 2019 did not recur.

Results of Operations for the Nine months Ended March 31, 2020 and 2019

Revenue

	Nine months ended
	March 31,
	2020	2019	Change
Revenue	$21,319,882	$30,046,456	$(8,726,574)

The decrease in revenue for the nine months ended March 31, 2020 is primarily due to the decline in sales volume of allograft products compared to the nine months ended March 31, 2019.  The Company believes the decrease in sales volume is due to increased United States Food and Drug Administration (“FDA”) enforcement efforts affecting the regenerative medicine industry as a whole, which has negatively impacted the size of the market for regenerative medicine services and caused a contraction of sales of allograft products.  Specifically, the FDA has issued warnings to competitors regarding their safety practices and increased regulatory scrutiny of potentially inappropriate marketing practices of some providers of regenerative medicine services. Predictive Biotech, Inc. continues to demonstrate an excellent safety and quality record of over 100,000 allografts implanted and no adverse events. In addition, sales during the second half of March were negatively impacted by social distancing measures in response to COVID-19.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Nine months ended
	March 31,
	2020	2019	Change
Cost of goods sold	$17,260,070	$10,881,024	$6,379,046
Cost of goods sold as a % of sales	81.0%	36.2%

Cost of goods sold for the nine months ended March 31, 2020 increased to $17.3 million from $10.9 million for the nine months ended March 31, 2019. The increase is primarily due to $4.9 million in scrap expense related to HCT/P product that did not pass quality control, or that is not expected to pass quality control. The increase in quality control failure rates above normal levels was primarily due to issues with a component supplied by a specific vendor.  In addition, share based compensation expense increased by $0.6 million, indirect personnel costs increased by $0.4 million, and liquid nitrogen costs increased by $0.4 million in connection with the expansion of our production capacity since March 2019.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Nine months ended
	March 31,
	2020	2019	Change
Selling and marketing expense	$8,203,957	$8,726,902	$(522,945)
Selling and marketing expense as a % of sales	38.5%	29.0%

Selling and marketing expenses for the nine months ended March 31, 2020 decreased to $8.2 million from $8.7 million for the nine months ended March 31, 2019. The decrease is due to a decrease in commissions expense of $2.6 million, offset by increases in personnel costs of $1.9 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Nine months ended
	March 31,
	2020	2019	Change
General and administrative expense	$19,757,304	$10,380,413	$9,376,891
General and administrative expense as a % of sales	92.7%	34.5%

General and administrative expenses for the nine months ended March 31, 2020 increased to $19.8 million from $10.4 million for the nine months ended March 31, 2019. Approximately $5.8 million of the increase is due to increased share-based compensation expenses. Additionally, personnel costs increased by $2.0 million and legal and consulting costs increased by $1.2 million.

Research and Development Expenses

	Nine months ended
	March 31,
	2020	2019	Change
Research and development expense	$6,318,121	$3,823,908	$2,494,213
Research and development expense as a % of sales	29.6%	12.7%

Research and development expenses for the nine months ended March 31, 2020 increased to $6.3 million from $3.8 million for the nine months ended March 31, 2019. The increase was primarily driven by an increase of $2.2 million in share based compensation expense.

Depreciation and amortization expense

	Nine months ended
	March 31,
	2020	2019	Change
Depreciation and amortization expense	$8,123,484	$6,075,090	$2,048,394
Depreciation and amortization expense as a % of sales	38.1%	20.2%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 2 to the accompanying condensed consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Other loss

	Nine months ended
	March 31,
	2020	2019	Change
Other loss	$17,511,338	$831,998	$16,679,340

Other loss for the nine months ended March 31, 2020 increased to $17.5 million from $0.9 million for the nine months ended March 31, 2019. The increase was primarily driven by the $15.9 million impairment charge recognized related to our equity method investment in Juneau Biosciences, LLC.

Liquidity and Capital Resources

The Company incurred a net loss attributable to common shareholders of $47,568,256 for the nine months ended March 31, 2020 and net cash outflows from operations of $12,066,359. At March 31, 2020, the Company had $206,443 of cash and negative working capital of $9,651,987. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
	2020	2019	Change
Cash provided by (used in) operating activities	$(12,066,359)	$3,059,291	$(15,125,650)
Cash used in investing activities	(1,024,136)	(3,467,143)	2,443,007
Cash provided by financing activities	11,678,694	1,028,133	10,650,561
Net increase (decrease) in cash and cash equivalents	(1,411,801)	620,281
Cash and cash equivalents at the beginning of the nine months	1,618,244	1,206,139
Cash and cash equivalents at the end of the period	$206,443	$1,826,420

Cash Flows from Operating Activities

The increase in cash used in operating activities for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 was primarily due to a $39.5 million increase in net loss, and a $5.7 million increase in deferred income tax benefits, offset by increases of non-cash addbacks for loss on equity method investment of $15.9 million, share based compensation of $9.1 million, depreciation and amortization of $2.0 million, and changes in operating assets and liabilities of $3.3 million.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 was primarily due to a decrease in cash paid on our subscription payable of $1.1 million and a decrease in capital expenditures of $2.1 million. These changes were partly offset by $0.9 million in cash received from the acquisitions of InceptionDX, LLC and Taueret Laboratories, LLC.

Cash Flows from Financing Activities

The increase in cash provided by financing activities for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 was primarily due to the receipt of $11.5 million in proceeds from the issuance of promissory notes.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the nine months ended March 31, 2020, other than the adoption of ASU 2016-02 discussed in detail in Footnote 1 to the accompanying unaudited condensed consolidated financial statements.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, the impact of the COVID-19 pandemic on our business, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our most recently filed Annual Report on Form 10-K. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A “Risk Factors” in our most recently filed Annual Report on Form 10-K. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

2. Internal Control Over Financial Reporting

Based on our prior assessment as of June 30, 2019, management concluded that our internal control over financial reporting was not effective due to a material weakness related to insufficient controls over the accounting for the income tax effects of business combinations and asset acquisitions. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Such material weakness has not yet been remediated as of March 31, 2020.

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

4. Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury and related claims. There can be no assurance that we will be successful in pursuing these claims.

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey, through counsel, sent a letter demanding rescission of his investment. He is alleging that Predictive failed to disclose material information in connection with its investment and has threatened a lawsuit for securities fraud. To date, no lawsuit has been filed. We deny the allegations in the demand letter and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC (“Equitas”) filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of “at least $551,080” in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive “made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements” and at “the time Predictive made these promises it had no intention of keeping them.” We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of March 31, 2020 are included in accounts payable in the condensed consolidated balance sheets.

As of March 31, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except as set forth below:

Risks associated with the ASSURANCE AB™ COVID-19 antibody test

Those risk factors pertaining our genetic testing products included in our Form 10-K for the fiscal year ended June 30, 2019 also pertain to our Assurance AB™ COVID-19 antibody test.

Our business can be impacted by political events, international trade disputes, war, terrorism, natural disasters, public health issues, and industrial accidents, difficulties with our single manufacturer or other business interruptions.

Political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on our business and our suppliers, contract manufacturers, distributors and other partners.

International trade disputes can result in tariffs and other measures that can adversely affect the sale of our Assurance AB™ COVID-19 antibody test. For example, trade tensions have led to a series of tariffs imposed by the U.S. on imports from China. Tariffs could increase the cost of our Assurance AB™ COVID-19 antibody test. These increased costs adversely impact the gross margin that the Company earns on these tests. Tariffs can also make our Assurance AB™ COVID-19 antibody tests more expensive for customers, which could make our Assurance AB™ COVID-19 antibody test less competitive and reduce consumer demand. Political uncertainty surrounding international trade disputes and measures could also have a negative effect on consumer confidence and spending, which could adversely affect our test sales.

The sole source and manufacturer of our Assurance AB™ COVID-19 antibody test is in China. The contract with our Chinese based manufacturer does not require the manufacturer to supply any minimum or maximum number of tests and the pricing and other purchase terms are subject to negotiation each time a purchase order is submitted. There can be no assurance that this manufacturer will produce a sufficient quantity of tests on a timely basis, that the tests will consistently be of acceptable quality, that the tests can be obtained at a competitive price, that there will not be unanticipated problems in moving tests through customs, that transportation of tests from China will be accomplished on a timely basis or that we will be able to replace its current manufacturer on a timely basis and on acceptable terms should circumstances require a change.

In addition, the manufacture of our Assurance AB™ COVID-19 antibody test is subject to the risk of interruption by fire, power shortages, and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could make it difficult or impossible for us to manufacture and deliver our Assurance AB™ COVID-19 antibody test to our customers and distributors. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations and lose significant sales. Because we rely on single source for the supply and manufacture of our Assurance AB™ COVID-19 antibody test, a business interruption affecting such source would exacerbate any negative consequences to us.

There can be no assurance of market acceptance for our Assurance AB™ COVID-19 antibody test.

The commercial success of our Assurance AB™ COVID-19 antibody test will depend upon its acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate use. We or our distributor, if any, may be required to expend substantial financial resources to responsibly promote the benefits of our Assurance AB™ COVID-19 antibody test. There can be no assurance our Assurance AB™ COVID-19 antibody test will gain market acceptance on a timely basis, if at all. Failure to achieve market acceptance will have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to maintain or develop appropriate distribution arrangements that will be necessary for us to develop and commercialize our Assurance AB™ COVID-19 antibody test.

Our current strategy is to rely on distribution arrangements to commercialize our Assurance AB™ COVID-19 antibody test. We currently have an exclusive distribution arrangement with Wellgistics, LLC. There can be no assurance that Wellgistics, LLC will be able to successfully market and distribute our Assurance AB™ COVID-19 antibody test.  In addition, there can be no assurance that Wellgistics, LLC or any other future collaborative partner will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including with our competitors, as a means of developing competitive tests. There is no assurance that we can successfully replace Wellgistics, LLC with one or more future distributors should we be required to make a change in our distribution arrangements. Failure of any distribution arrangement could have a material adverse effect on our business, financial condition or results of operations. A dispute with our current or any future distributor could lead to delays in test sales, or could result in litigation or arbitration, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Federal Regulation

We initially marketed the Assurance AB™ COVID-19 antibody test pursuant to the “Policy for Diagnostic Tests for Coronavirus Disease-2019 during the Public Health Emergency” issued by the United States Food and Drug Administration (FDA) on March 16, 2020. This policy, subject to certain notification and packaging requirements, allows distribution of validated serological tests such as Assurance AB™ for use in CLIA accredited high-complexity laboratories. In parallel, the Company has also submitted an application for Emergency Use Authorization (EUA), which would allow Assurance AB™ to be used at point of care in facilities with a CLIA waiver if approved. Predictive Laboratories also intends to apply for an authorization for home use once the FDA clarifies the standards to be applied to home use products. There can be no assurance that the EUA application will be approved, or that the test will be approved for home use. In addition, the FDA has issued and may issue further additional guidance or change regulatory requirements at any time, which may necessitate costly measures to maintain regulatory compliance, have a detrimental effect on the Company’s ability to market Assurance AB™, or both.

The COVID-19 pandemic could have a material impact on our business, results of operation and financial condition, operating results, cash flows and prospects.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan China. Less than four months later, in March 2020, the World Health Organization declared COVID-19 a pandemic. While the outbreak initially was largely concentrated in China and caused significant disruptions in its economy, the virus has now spread to many other countries and regions, and every state within the United States, including Utah, where our primary offices and manufacturing facility are located.

Towards the end of the third quarter of fiscal 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using our products. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff and facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions have significantly delayed the provision of other medical care including elective and diagnostic procedures involving our products, having an adverse effect on our revenue. These measures and challenges may continue for the duration of the COVID-19 pandemic, and such duration is uncertain, and may significantly reduce our revenue and cash flows while the pandemic continues and thereafter until we and our customers are able to resume normal business operations. We anticipate that in the fourth quarter of fiscal 2020, the impact of the COVID-19 pandemic on our business will be more significant than we experienced in the third quarter as pandemic precautions continue to limit demand for our products. We cannot predict the magnitude or duration of the pandemic’s impact on our business.

In connection with the COVID-19 pandemic, the following risks could have a material effect on our business, financial condition, results of operations and prospects:

• The delay or cancellation by healthcare providers of the elective procedures in which our allograft products are used as a result of their COVID-19 response efforts and the duration of such effects, thereby reducing sales of our products for an unknown period of time;

• The inability or unwillingness of some patients to visit hospitals or clinics in order to undergo elective procedures in which our products are used, thereby reducing sales of our products for an unknown period of time;

• The inability of some patients to pay for elective procedures in which our products are used due to job loss or lack of insurance, thereby reducing sales of our products for an unknown period of time;

• The inability of our distributors and customers to conduct their normal operations, including supplying or conducting procedures in which our products are used, because of their COVID-19 response efforts, or the reduced capacity or productivity of their employees and contractors as a result of possible illness, quarantine or other inability to work, thereby reducing sales of our products for an unknown period of time;

• The inability of global suppliers of raw materials or components used in the manufacture of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;

• The partial or complete delay or cancellation of international or domestic flights by our airfreight carriers, resulting in our inability to receive raw materials, components and products from our suppliers or to ship and deliver our finished products to our domestic and international customers in a timely or cost effective manner, thereby potentially increasing our freight costs as we seek alternate, potentially more expensive, methods to ship raw materials, components or products, and negatively impacting our sales;

• The reduced capacity or productivity of our operations as a result of possible illness, quarantine or other inability of our employees and contractors to work, despite all of the preventative measures we continue to undertake to protect the health and safety of our workforce;

• The illiquidity or insolvency of our suppliers and freight carriers whose business activities could be shut down, interrupted or delayed;

• The illiquidity or insolvency of our distributors and customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow, reduce our liquidity and increase our bad debt reserves;

• A portion of our raw materials or finished product inventory may expire due to reduced demand for our products;

• Delays in our ability, and the ability of our development partners to conduct, enroll and complete clinical development programs such as the ARTGUIDE™ clinical development program currently being conducted by the Houston Fertility Institute;

• Delays of regulatory reviews and approvals, including with respect to our product candidates, by the FDA or other health or regulatory authorities;

• Decreased sales of our products due to the reduction of in-person sales and marketing activities and training caused by travel restrictions, quarantines, other similar social distancing measures and more restrictive healthcare facility access policies;

• Our ability to maintain employee morale and motivate and retain management personnel and other key employees as a result of our recent reduction in force;

• The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our suppliers, distributors, customers or other business partners; and

• A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

The extent to which the COVID-19 pandemic impacts our business and our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge in connection with the severity of the virus, the ability to treat and ultimately prevent it, its potential recurrence, and actions that may be taken to contain its impact.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2020, the Company issued (or is obligated to issue) the following shares:

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

2) On December 31, 2019, four accredited investors agreed to accept repayment in equity shares for promissory notes with a face value of $8,420,000 and the $720,000 outstanding under of the Revolving Loan Agreement, as well as $311,918 in accrued interest thereon. The debt was repaid in full by issuing 12,947,833 shares of the Company’s common stock based on the closing market price on December 31, 2020 of $0.73 per share.

All securities issued by us that are referenced above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(a)(2) of the Securities Act. Such transactions did not involve a public offering of securities, no underwriter was involved with the transactions, and no commissions were paid. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. We have been informed that all purchasers are able to bear the economic risk of this investment and are aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company was instructed to mark "stop transfer" on its ledger regarding these shares.;

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

None

Item 6. EXHIBITS

Exhibit No.	Identification of Exhibit
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer (filed herewith)
32.1	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer (filed herewith)
101	XBRL Interactive Data Tags

-65

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
May 15, 2020		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 15, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
May 15, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. (“the registrant”) on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

	By:	/s/ Simon Brewer
May 15, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended March 31, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
May 15, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended March 31, 2020, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
May 15, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)