Form 10-K
period 2020-06-30
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2020-10-20
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on December 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $165,896,672.

As of October 20, 2020, the registrant had 299,596,808 shares of common stock outstanding.

-ii-

PART I

Item 1.	BUSINESS

References in this Form 10-K to "Predictive," "we," "us," or "the Company" refer to Predictive Technology Group, Inc., a Nevada corporation, and, unless the context otherwise requires or is otherwise expressly stated, its subsidiaries.

GENERAL

Predictive (the Company) was formed in 2005 under the laws of the State of Nevada. The Company is headquartered in Salt Lake City, Utah. We are a life sciences company and a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through precision biopharmaceutical solutions. Through our wholly-owned subsidiaries, Predictive Biotech, Inc., Cellsure, L3C, Predictive Laboratories, Inc., Predictive Therapeutics, Inc., and our equity method investment in Juneau Biosciences, LLC, we focus on three main clinical categories: Endometriosis, Degenerative Disc Disease and Regenerative Human Cell and Tissue Products ("HCT/P"). In addition to our efforts to advance regenerative medicine, we are committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment.

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

FertilityDX was launched to selected collaborators in October 2019 at the American Society for Reproductive Medicine conference.  We process FertilityDX in our CAP/CLIA approved laboratory in Salt Lake City, UT.

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

Endometriosis affects an estimated one in ten women of reproductive age. See, for example, [Macer, et. al, "Endometriosis and Infertility: a review of the pathogenesis and treatment of endometriosis-associated infertility" Obstet Gynecol Clin – Dec. 2012] Endometriosis occurs when the tissue similar to the lining of the uterus (womb) is found in other parts of the body, most commonly in the pelvis. Monthly bleeding and inflammation caused by these lesions may severely impact a woman's quality of life. Some affected women experience severe pain, infertility, and menstrual difficulties, while some have no symptoms at all. Today, definitive diagnosis requires surgery. Due to the difficulty, invasiveness, and expense of diagnosing the condition, the majority of women diagnosed with endometriosis suffer for over a decade before receiving treatment. Treatment may involve hormonal suppression or a targeted destruction of the abnormal tissue during surgery.

Our ARTguide™ test was developed by Juneau Biosciences, LLC. We currently own 48.3% percent of Juneau. We have an exclusive license with Juneau to market Juneau's patented molecular diagnostics for use in the prognosis and monitoring of endometriosis in the infertility and pelvic pain markets.

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

Regenerative Medicine Products

We founded our life sciences business in 2015. We are a leader in regenerative medicine products and HCT/Ps. A growing national network of clinics, health systems, researchers and physicians leverage our placental-derived and Wharton's Jelly umbilical cord-derived products. Regenerative medicine plays an important role in the medical community and care continuum. By using regenerative medicine products and HCT/Ps to create an optimal internal healing environment, it gives health care professionals new options that were not available just a few years ago.

In the emerging field of regenerative medicine, we are focused on tissue processing protocol. The power of our products is in their functionality, but just like all harvested tissue, that functionality can diminish if the tissue is not properly handled. This is why we process all of our products in our Food and Drug Administration ("FDA") registered cGMP/cCTP lab utilizing proprietary methods that reduce the loss of important scaffolding proteins, growth factors, cytokines and other properties. In our ISO Class 7 clean room, we cryogenically freeze the products to better preserve viability. Our products are derived from two tissue sources -- the Wharton's Jelly layer of the umbilical cord, as well as placental tissue. Our products are uniquely able to help protect, cushion and support injured parts of the body, as well as aid the optimal regenerative environment. Our products are ethically sourced from donated birthing tissues, such as umbilical cords and placentas from full-term deliveries. Comprehensive medical and social histories of the donor are obtained and tissues are procured, processed, and tested to meet standards established by FDA. Through rigorous research, we have identified the Wharton's jelly layer of the umbilical cord and placental tissues to be the richest sources of regenerative properties. It is from these two sources that we derive our products, each containing a unique blend of cytokines, proteins, growth factors and scaffolding proteins, which are the functional factors involved in the reconstruction, repair, and protection of human tissue.

Our four main products include AmnioCyteTM, AmnioCyte PlusTM, PolyCyteTM, and CoreCyteTM. AmnioCyteTM and AmnioCyte Plus™ are derived from amniotic fluid. PolyCyteTM is derived from the Wharton's Jelly of the umbilical cord. CoreCyteTM is a minimally manipulated human tissue allograft derived from the Wharton's Jelly of the umbilical cord. CoreCyteTM is processed to preserve the structural integrity of Wharton's jelly for homologous use and cryogenically preserved.

Virtually all the revenues earned to date are derived from the sales of Regenerative Medicine Products/HCT/Ps.  The percentage of revenues from each product for July 1, 2019 to June 30, 2020 are broken out in the table below:

For period July 1, 2019 to June 30, 2020 Percent of total revenue by product type
CoreCyte™	71.5%
PolyCyte™	13.3%
AmnioCyte+™	7.5%
AmnioCyte™	6.4%
Wharton's Jelly	1.3%
Total	100.0%

PRODUCTS IN DEVELOPMENT

Background - Molecular Diagnostics

We believe that advances in the emerging field of molecular diagnostics will improve our ability to determine which patients are subject to a greater risk of developing disease, and who therefore would benefit from preventive therapies. Molecular diagnostic products may also guide a patient's healthcare to ensure the patient receives the most appropriate drug at the optimal dose. Every week, disease-linked genetic variations are being discovered. Genetic tests are now available for over 4,000 diseases and conditions. Once only a niche market of the in vitro diagnostics industry, molecular genetic testing is playing an increasingly valuable and prominent role in health care. In all areas of medicine, DNA based tests are assisting clinicians in the management of diseases and in the selection of treatment by enabling earlier diagnosis or prediction of disease risk years before symptoms occur. The domestic market for molecular diagnostics is a multi-billion dollar market and is the strongest segment of the entire in vitro diagnostics market, growing at an annual average rate of over 20%.

We believe there are significant diagnostic market opportunities for disease identification. Simple, non-invasive diagnostic, prognostic, and predictive tests do not exist for many of the major diseases affecting women and men. Unlike traditional medical tests, molecular genetic tests are often proprietary, high-margin tests that can move quickly from discovery to commercialization, particularly in a CAP accredited and CLIA certified laboratory as a Laboratory Developed Test (LDT), for which the FDA currently exercises enforcement discretion.

In general, accurate early detection, disease identification and assessment of health status can translate into reduced morbidity, improved quality of life and reduced treatment costs associated with detection and treatment of disease during later stages.

COVID-19 Testing

Assurance AB™

In March 2020, the Company announced the availability of the Assurance AB™ COVID-19 antibody test for sale in the United States, and in April 2020 announced the execution of an exclusive distribution agreement with a distributor. The test is distributed under license from a Chinese manufacturer. The Company applied for an Emergency Use Authorization from the FDA in March 2020, and an approval decision is pending.

In April 2020, the Company received an initial purchase order from the distributor for one million units of Assurance AB™ COVID-19 antibody tests.  The Company also received a partial payment of $5,000,000 for the deposit due from the distributor of the Company's Assurance AB™ product for the initial purchase order. Under the terms of the agreement with the distributor, the purchase order may not be cancelled and product may only be returned if damaged in transit or subject to a recall order. In an effort to expeditiously satisfy the Company's obligations under the agreement with the distributor, the Company paid the full amount of the partial deposit to the manufacturer of the product. No units related to the initial order have been shipped. The Company will fulfill the purchase order upon receipt of the remaining deposit amount due from the distributor under the distribution agreement. As a result of failure to pay the full deposit amount in the timeframe specified by the distribution agreement, the distributor is no longer exclusive.

June 2020, the Company separately imported 200,000 Assurance AB™ units under a consignment agreement. The Company is not obligated to pay for units until they are sold, and the Company may return the units after six months. No units have been sold to date as the Company is awaiting a decision on its application for an Emergency Use Authorization from the FDA.

Assurance VR™

The Company introduced the Assurance VR COVID-19 RT-PCR test in July 2020. The Assurance VR COVID-19 viral test is intended for the qualitative detection of SARS-CoV-2 coronavirus during the acute phase of COVID-19 infection. Assurance VR is intended for individuals suspected of COVID-19 infection by a healthcare provider. Assurance VR uses a saliva sample to detect the presence of the SARS-CoV-2 coronavirus genetic material (RNA) using a process called RT-PCR. The sample is processed and results delivered by Predictive Laboratories, a high-complexity CLIA laboratory. Assurance VR uses the EUA approved Thermo Fisher TaqPath COVID-19 Combo Kit for the detection of the SARS-CoV-2 virus. Assurance VR samples are collected using an EUA approved at-home saliva sample collection kit produced by Spectrum Solutions, LLC. This collection device is easier, less intrusive and safer for health care workers than nasopharyngeal or oropharyngeal swabs.

Technology and Products in Development

Juneau Biosciences, LLC has established a core team of physicians and scientists as well as state-of-the-art genetic analysis technologies to identify disease-associated genes in the field of women's health using clinical genetics. Juneau has the medical and patient resources which many biotechnology companies lack in disease areas of interest to Predictive. Based in Utah, Juneau's clinical network accesses the millions of living descendants of the original pioneers who settled in this region. Juneau believes that these large, genetically heterogeneous families who are well informed of their genealogy comprise the best population in the world for discovering human disease genes. In short, Juneau believes that it can move from clinical need to clinical trials more efficiently than many other companies.

We have acquired DNA and ancestry assets, including significant genetic data related to women's diseases and degenerative disc disease. The acquired assets include: (i) approximately 1,000 degenerative disc disease-related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, and (iii) exclusive use of a DNA biobank that has collected over 300,000 samples for multiple diseases that the Company may target.

The acquisition of these DNA and ancestry assets strengthens our development platforms to commercialize gene-based diagnostics and biotechnology treatments for other debilitating diseases, such as additional difficult-to-diagnose women's health diseases and degenerative disc disease. These assets are complementary to our acquisition of Inception Dx, LLC, which included ancestry database records for over 31.9 million individuals for use in genetics research. We also acquired Taueret Laboratories, LLC, a fully certified genetic testing laboratory, for the purpose of processing our genetic testing products.

In the future, Predictive intends to develop additional diagnostics and therapeutics utilizing the development assets described above.  In the near-term, the Company will focus its resources on commercializing the ARTguide™, existing Regenerative Medicine Products and improvements to existing commercialized products.

Tissue Availability and Laboratory Processing

Our regenerative medicine products and HCT/Ps are derived from the Wharton's Jelly layer of the umbilical cord and from placental tissue. We obtain these tissues from donors in various parts of the country. Tissues are procured, processed, and tested in our laboratory in Salt Lake City, Utah to meet standards established by FDA. We are dependent on donors to supply us with sufficient umbilical cord and placental tissue to manufacture our four key regenerative medicine products and HCT/Ps. To date, we have been able to secure sufficient donated tissues to meet our manufacturing needs. In the event we are not able to secure required tissue, it will directly impact the quantity of regenerative medicine products and HCT/Ps that we are able to manufacture.

INTELLECTUAL PROPERTY

In striving to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business, we currently rely heavily on trade secrets relating to our proprietary technology platform and on know-how. We enter into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our objective is to continue to expand our portfolio of patents and patent applications, in conjunction with our trade secrets and know-how, in order to further protect our molecular diagnostic, therapeutics, regenerative medicine platform and derivative technologies, as well as the manufacturing and deployment processes of those technologies.

Intellectual Property Related to Endometriosis

Related to the diagnosis and treatment of endometriosis, we own 3 issued U.S. patents that begin to expire in 2033, 2 pending U.S. non-provisional patent applications, 1 pending U.S. provisional patent application, and national phase applications have been entered in 4 foreign countries. In the field of the prediction, prognosis, or diagnosis or therapeutic assessment of endometriosis in infertility and/or pelvic pain and/or dysmenorrhea patients using genetic data, we have exclusive license rights to 3 issued U.S. patents, 5 pending U.S. non-provisional patent applications, 1 pending U.S. provisional patent application, national phase applications have been entered in 4 foreign countries, and 3 PCT International Patent Applications.

Intellectual Property Related to Spine Diseases

Related to the diagnosis and treatment of spine diseases, we own 5 issued U.S. patents that begin to expire in 2026 and 1 pending U.S. provisional patent application. Certain of these patents are the subject of a lawsuit. See Part I, Item 3 of this report for a description of the legal proceedings related to these patents.

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

COMPETITION

Competition is intense in diagnostic, regenerative medicine products, and HCT/Ps markets. Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical companies, diagnostic reference laboratories, biotechnology firms, universities, and other research institutions. Many potential competitors have greater financial, technical, marketing, and other resources than we have. We expect competition to intensify in our current fields as technical advances occur and become more widely known.

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

There are a number of established pharmaceutical companies that have franchises in the women's health area. These include: AbbVie, Amgen, Inc., AstraZeneca, Teva/ Barr Laboratories, Bayer Corporation, Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, GlaxoSmithKline, Neurocrine, Merck Novartis Corporation / Serono, Procter & Gamble, Pfizer, Inc. /Wyeth, Ferring Pharmaceuticals, Sanofi Aventis, and others. These companies are principally focused in the areas of HRT, contraception, osteoporosis and/or infertility based on their existing products and R&D pipeline. We view these companies as potential partners. Our gene discovery and target validation technologies will create a natural "fit" between our capabilities and large pharmaceutical companies' chemical libraries, preclinical/clinical development, and sales and marketing capabilities.

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

GOVERNMENT REGULATION

General

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our products and services and in our ongoing research and development activities. The therapeutic products, and some of the molecular diagnostic products, regenerative medicine products and HCT/Ps to be developed, will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products, regenerative medicine products and HCT/Ps. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors, or licensees to obtain regulatory approval or any delay in obtaining regulatory approval could have a material adverse affect on our business.

Molecular Diagnostics

Our laboratory that processes ARTguide™ and future molecular diagnostic tests is subject to governmental regulation at the federal, state, and local levels as a clinical laboratory. The Clinical Laboratory Improvement Amendments, or CLIA, provide for the regulation of clinical laboratories by the Department of Health and Human Services ("HHS"), and our diagnostic laboratory is subject to HHS regulations, which mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis. Any change in CLIA or these regulations or in the interpretation thereof could have a material adverse effect on our business.

The FDA has regulatory responsibility over instruments, test kits, reagents and other medical devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory developed tests (LDTs), but has exercised "enforcement discretion" in not regulating most LDTs performed by high complexity CLIA-certified laboratories and marketed to physicians.

The FDA has published draft guidance documents regulating LDTs. It is anticipated that regulation, if it occurs, will commence with high risk tests, and proceed to low risk tests over time. If the FDA should require that our tests receive FDA approval prior to their commercial launch, there can be no assurance such approval would be received on a timely basis, if at all. At present, ARTguide™ does not require FDA approval before commercial launch.

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

Medical laboratories are highly regulated under CLIA. High complexity laboratories must undergo additional certification to ensure the clinical validity of tests. CLIA regulations address personnel qualifications, quality control procedures, and proficiency testing programs. CLIA contains different complexity categories to describe the degree of expertise a laboratory will be required to have, and the standards that it will need to meet, in order to perform a particular test of a given type. All laboratories performing molecular diagnostic testing must be CLIA High Complexity Laboratories.

More than 95% of high margin tests are performed as LDTs. Molecular test development by laboratories under CLIA has become the diagnostic or prognostic standard of care for many diseases or conditions.  Under CLIA, the laboratory director, without external review, determines the analytical validity of LDTs. The laboratory is not required by CLIA to demonstrate that the test is clinically valid. The laboratory must develop the test itself and must "manufacture" the test. The laboratory performing the test must have CLIA approval and approval of any relevant state regulators.

Typically molecular genetics laboratories have accreditation from the College of American Pathologists ("CAP") and generally the lab director meets professional certification requirements. Some states have implemented regulations concerning molecular diagnostic testing that require licensing or registration of general clinical laboratory activities.

We believe that we will be able to take all steps required in various jurisdictions in order for us to conduct business in those jurisdictions. Failure to maintain state regulatory compliance, or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of our clinical activities and could have a material adverse effect on our business.

Human Cell and Tissue Products (HCT/Ps)

The FDA has specific regulations governing the manufacture and commercialization of HCT/Ps and the level of these regulations by the FDA, depending on whether the procedure falls solely within the scope of Section 361 of the Public Health Service Act (the "PHS Act") (42 U.S.C. § 264) or if they are regulated as drugs, devices, and/or biological products under Section 351 of the PHS Act (42 U.S.C. § 262) and/or the FD&C Act.

If an HCT/P meets the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called "361 HCT/Ps"), no premarket FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. However, the processor of the tissue is required to register and list its products with the FDA, comply with regulations regarding labeling, record keeping, donor eligibility and screening and testing, process the tissue in accordance with established current Good Tissue Practices (cGTP), and investigate and, in certain circumstances, report adverse events or deviations.

To be a Section 361 HCT/P, a product generally must meet all four of the following criteria:

1)  It must be minimally manipulated;

2)  It must be intended for homologous use;

3)  Its manufacture must not involve combination with another article, except for water, crystalloids, or a sterilizing, preserving or storage agent, provided the addition of such article does not raise new clinical safety concerns; and

4)  It must not have a systemic effect and must not be dependent upon the metabolic activity of living cells for its primary function (unless the product is intended for reproductive use, autologous use, or use in a first- or second-degree blood relative).

Management believes our structural umbilical cord tissue products qualify as Section 361 HCT/Ps. Other regenerative medicine products and product candidates that we have developed or have commercialized are being evaluated with respect to regulatory classification. We plan to prepare for any regulatory pathway that is required.  Other HCT/Ps we are developing are being evaluated with respect to regulatory classification, and we will prepare for any pathway of manufacturing or regulation that is required.

All establishments that manufacture Section 361 HCT/Ps must register and list their HCT/Ps with the FDA's Center for Biologics Evaluation and Research ("CBER") within five days after commencing operations. In addition, establishments are required to update their registration annually in December or within 30 days of certain changes, and submit changes in HCT/P listing at the time of or within six months of such change. Establishments that manufacture Section 361 HCT/Ps will know that they are registered in compliance with 21 C.F.R. § 1271.10(a) when they receive a validated form with the registration number ("FEI#") after submitting the Form FDA 3356 (registration form). Applicable GTP requirements govern the facilities, controls, and methods used in the manufacture of HCT/Ps, including without limitation, recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution of 361 HCT/Ps. FDA inspection and enforcement with respect to establishments described in 21 C.F.R. § 1271 includes inspections conducted, as deemed necessary, to determine compliance with the applicable provisions and may include, but is not limited to, an assessment of the establishment's facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers, and controls required to be maintained under 21 C.F.R. § 1271. Such inspections can occur at any time with or without written notice at such frequency as is determined by the FDA in its sole discretion.

We received a Warning Letter from the FDA on August 17, 2020 regarding the marketing of our allograft product, CoreCyte. The letter alleges inappropriate marketing of CoreCyte as a treatment for COVID-19 and challenges the eligibility of CoreCyte for regulation under section 361 of the Public Health Service Act. Products regulated solely under section 361 of the Public Health Service Act do not require premarket approval. The Company is currently working with the FDA to address the concerns raised in the Warning Letter to the FDA's satisfaction. While the Company believes that it has complied with all applicable regulations to date, certain potential findings or interpretations by the FDA with regard to the regulatory character of CoreCyte could have a material adverse effect on our business or financial condition. For example, the Company may be required to accelerate the filing of an Investigational New Drug (IND) application, cease sales and marketing of CoreCyte, or both. CoreCyte represented 71.5% of the Company's sales for the year ended June 30, 2020.

In November 2019, Predictive Biotech's HCT/P processing facility successfully achieved the internationally recognized ISO 13485 certification over the Company's system of laboratory quality controls.

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

We cannot be certain that we will successfully complete Phase 1, Phase 2, or Phase 3 testing of any compound within any specific time period, if at all. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon us or our partners' activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (in cash or in kind), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of, a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, exclude certain specified remuneration and remunerative arrangements from being violations of the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by Government enforcement authorities, such as the OIG. Many states have laws similar to the federal law.

Also, the federal civil False Claims Act ("FCA") imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity (i.e., a whistleblower) with knowledge of past or present fraud against the federal government to sue on behalf of the government and to be paid a portion of the government's recovery, which can include both civil penalties and up to three times the amount of the government's damages (usually the amount reimbursed by federal healthcare programs). The DOJ takes the position that the marketing and promotional practices of life sciences product manufacturers, including the off-label promotion of products, the provision of inaccurate or misleading reimbursement guidance, or the payment of prohibited kickbacks, may cause the submission of improper claims to federal and state healthcare entitlement programs such as Medicare and Medicaid by health care providers that use the manufacturer's products, which results in a violation of the FCA. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements ("CIAs") that require, among other things, substantial government oversight, as well as reporting and remedial actions going forward.

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

We had 62 full-time employees and 2 part-time employees as of October 7, 2020.

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

This annual report on form 10-K includes management's best current estimate of the future potential of the business. Investors should be aware that this business has inherent risks that must be fully evaluated and discussed experts fully capable of interpreting the information prior to any investment.

Risks Relating to our Business and Industry Generally

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

-	The announcement or introduction of new products by our competitors;
-	Failure of government and private health plans to adequately and timely reimburse the users of our products;
-	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
-	Our ability to attract and retain key personnel in a timely and cost-effective manner;
-	The amount and timing of operating costs and capital expenditures related to the expansion of our business, operations, and infrastructure;
-	Regulation by federal, state, or local governments; and
-	General economic conditions as well as economic conditions specific to the healthcare industry.

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

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

In addition, there are numerous laws and regulations that govern the means by which companies in the healthcare industry may market their treatments to healthcare professionals and may compete by discounting the prices of their treatments, including for example, the federal Anti-Kickback Statute, the federal False Claims Act ("FCA"), the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. In addition, federal and state laws are also sometimes open to interpretation. Accordingly, we could potentially face legal risks if our interpretation differs from those of enforcement authorities. Further, from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

Specifically, anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration (direct or indirect, in case or in kind) in return for the referral, use, ordering, or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have entered into consulting agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm's length transactions on terms identical to those offered to non-physicians or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. There can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our potential products, perform clinical research on our behalf or educate the market about the efficacy and uses of our potential products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our potential products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance. Further, even the costs of defending investigations of noncompliance could be substantial.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition, and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives, whom we do not control.

We derive significant revenues through our relationships with distributors and independent sales representatives. Sales through one distributor comprising more than 10% of our sales individually, totaled 34.5% of our sales for the period from July 1, 2019 to the June 30, 2020. If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost. Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations.

To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing treatments and that our products should be used in their procedures.

We believe physicians will only adopt our products if they determine, based on experience, clinical data, and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods.  Physicians may be slow to change their practices for the following reasons, among others:

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

Managing our growth may be more difficult than we expect.  We anticipate that a period of significant expansion will be required to penetrate and service the market for our existing and anticipated future products and to continue to develop new products.  This expansion will place a significant strain on management, operational and financial resources.  To manage the expected growth of our operations and personnel, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures, and controls.  We must also expand our finance, administrative, and operations staff.  Management may be unable to hire, train, retain, motivate, and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Although we have never been sued for product liability, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, and marketing of medical devices, genetic tests, and human tissue products.  We may be subject to such claims if our products cause, or appear to have caused, an injury.  Claims may be made by patients, healthcare providers or others selling our products.  Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, and could result in the withdrawal of, or reduced acceptance of, our products in the market.

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

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, third party relationships with parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third parties with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.  Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

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

We periodically evaluate strategic opportunities to acquire companies, divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may:

-	Issue additional equity securities that would dilute our stockholders' value;
-	Use cash that we may need in the future to operate our business;
-	Incur debt that could have terms unfavorable to us or that we might be unable to repay;
-	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
-	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;
-	Be unable to secure the services of key employees related to the acquisition; and
-	Be unable to succeed in the marketplace with the acquisition.

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

Available funding may not be sufficient to execute our business plan over the next twelve months and thereafter.  There can be no assurance that the necessary funds will be timely available if needed or that continuing operations will provide the needed cash flows.

Our financial resources are insufficient to repay amounts owed on outstanding liabilities.

Our cash reserves are not sufficient to pay current liabilities. We will be looking to pay these obligations through debt or equity financings and/or revenues from operations. We do not have any financial commitments with respect to future financings, we have found it difficult to raise funding in recent periods, and we have had negative cash flow from operating activities during most periods of our operating history. As a result, there can be no assurance that we will have the means to repay our obligations in full or at all.

We rely on a single laboratory facility to process our molecular diagnostic tests and a second single laboratory facility to produce our regenerative medicine products and HCT/Ps.

We rely on a single CLIA-certified, CAP accredited laboratory facility in Salt Lake City, Utah that we lease and operate to process our molecular diagnostic tests. We rely on a second laboratory facility in Salt Lake City, Utah that we lease and operate to process our regenerative medicine products and HCT/Ps. These facilities and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. These facilities could be affected by natural disasters such as earthquakes, floods, and fires. In the event either of these facilities or the equipment located in the facilities are affected by man-made or natural disasters, we would be unable to continue our genetic and/or molecular diagnostic business and meet customer demands for a significant period of time. Any interruption in our molecular diagnostic and/or regenerative medicine business would result in a loss of goodwill, including damage to its reputation. If our regenerative medicine and/or planned molecular diagnostic business were interrupted, it would seriously harm our business.

Our success is dependent on our key personnel.

Our success depends upon the skills, experience, and efforts of senior management. We have employment agreements with all members of senior management listed in management section. Should the services of any of these people become unavailable to us for any reason, our business would likely be adversely affected and may not continue at all. Competition for such personnel is intense in the genetics industry, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our success will depend on our continued ability to attract and retain highly skilled and qualified personnel.

We may never achieve the goals of our diagnostics business.

We have not generated operating revenues from the sale of diagnostic products. There can be no assurance that we will develop any commercially viable diagnostic testing or treatment techniques. Our success will depend in part on our ability to deal with the problems, expenses, and delays frequently associated with establishing a new business venture. Future losses relating to our diagnostics business are planned prior to diagnostic operations potentially becoming profitable. Given the uncertainties surrounding the commercialization of diagnostic discoveries, we are unable to predict when we will achieve profitability, if ever. Announcements by our present or potential competitors, technological innovations, new commercial products or services, regulatory developments, other developments, disputes concerning patent or proprietary rights, public concern regarding the safety, efficacy or other implications of the products or services that are expected to be developed by us or any future collaborators and other events or factors may have a significant impact on our business, financial condition and results of operations. As a result, there is no assurance that our operations will ever become profitable.

There can be no assurance of market acceptance for our genetic and other diagnostic tests.

The commercial success of genetic predisposition and other genetic tests and treatments, which we may develop, will depend upon their acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients, and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate and ethical use. For example, there continues to be widespread concern that people with genetic predispositions to diseases may suffer discrimination from employers, as well as providers of health and life insurance. There are also certain groups who oppose the use of genetic tests for inherited diseases for which no cures currently exist. We or our collaborative partners, if any, may be required to expend substantial financial resources to responsibly promote the benefits of any genetic tests and treatments developed. There can be no assurance that any genetic tests and treatments we develop will gain market acceptance on a timely basis, if at all. Failure to achieve market acceptance will have a material adverse effect on our business, financial condition, and results of operations.

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

Our ownership of Juneau is not fully paid

We currently own 48.3 percent of Juneau. We have fully paid for 40.0 percent of our ownership in Juneau and owe an additional $7,206,610 for the remainder of our interest. We are paying this amount in monthly installments for a period ending in November 2021. The company is currently in arrears on the subscription payments, and failure to pay the monthly installments may result in our loss of the Juneau equity that has not been paid. There can be no assurance that we will be able to pay for the entire outstanding balance.

We may not be successful in developing diagnostic tests or in correctly interpreting the results of our diagnostic tests.

Whether we will be successful in offering diagnostic testing depends in large part upon our ability to develop genetic tests for genes we have discovered. We are seeking to develop genetic tests that can identify the existence of a particular gene mutations that predispose a person to a particular disease. These gene mutations cannot be discovered until the relevant genes have been discovered and fully sequenced. Genes can be complex and may have numerous mutations. Moreover, a defective gene may malfunction in many different ways, and the many mutated versions of the gene may make a genetic test difficult to perform and interpret. Until a mutation has been characterized, researchers cannot say for sure what risk it poses for an individual. Further, even when a genetic test identifies the existence of a mutation in a particular individual, the interpretation of the genetic test results is limited to the identification of a statistical probability that the tested individual will develop the disease for which the test has been completed. There can be no assurance that we will be successful in developing genetic tests based on our gene discoveries or other such tests will be able to be marketed at acceptable prices or will receive commercial acceptance in the market.

We may not be successful in obtaining adequate reimbursement for our services and products.

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

In addition, Medicare often permits coverage decisions to be made by its carriers and intermediaries, leading to different coverage decisions in various parts of the United States. Disapproval of, or limitations in, coverage by the United States Health Care Financing Administration ("HCFA") or other third-party payers, as well as inadequate payment levels, could have a material adverse effect on our future revenues. A key component in the reimbursement decision by HCFA and most private insurers is the development of Current Procedural Terminology ("CPT") codes, which are used in the submission of claims to insurers for reimbursement for medical services. CPT codes are developed, maintained, and revised by a committee of medical specialists which is administered by the American Medical Association ("AMA"). Currently, reimbursement for genetic testing and treatments is made on the basis of CPT codes that may not accurately reflect the complexity or sophistication of specific genetic tests. There can be no assurance that specific CPT codes will be implemented for any genetic testing or treatments developed by us. Failure to secure recognition of such CPT codes would have a material adverse effect on our business, financial condition, and results of operations.

There can be no assurance that we will be able to maintain or develop appropriate collaborative arrangements that will be necessary for us to develop and commercialize our products and services.

Our current strategy is to rely, in part, on collaborative arrangements to develop and commercialize products based on gene discoveries. There can be no assurance that we will be able to negotiate acceptable collaborative arrangements, or that any collaborative arrangement will be successful. In addition, there can be no assurance that our collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including with our competitors, as a means of developing diagnostic products or treatments for the diseases targeted by the collaborative programs. Milestone payments are frequently built into collaborative arrangements relating to gene discoveries. It is anticipated that our receipt of a substantial portion of the potential milestone payments under future collaborative agreements, if any, is dependent upon the efforts of our strategic collaborators. Failure of any collaborative arrangement could have a material adverse effect on our business, financial condition, or results of operations. Additionally, there can be no assurance that disputes over rights or technology or other proprietary interests will not arise. Such disputes or disagreements between with future collaborative partners could lead to delays in collaborative research projects, or could result in litigation or arbitration, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may not be successful in protecting our intellectual property.

Our success will depend, in part, on our ability to obtain patent protection, both in the United States and in other countries. Patents may be issued for various aspects of our product, including genes, gene markers associated with disease, methods of diagnosing a women's predisposition to endometriosis, and methods for treating endometriosis which we believe are patentable. Also important to our success is our ability to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. The patent position of biotechnology firms generally involves complex legal and factual questions. Isolated gene sequences have been considered patentable subject matter since the 1980s and the U.S. Patent and Trademark Office ("USPTO") has regularly issued patents covering isolated gene sequences. In addition, the USPTO has granted patents on gene markers associated with disease, as well as methods of diagnosing patients for a predisposition to disease. Some argue, however, that genes and diagnostics should not be eligible for patent protection for a number of public policy reasons. Recently, the Supreme Court of the United States ruled that "naturally occurring" genes are not patentable subject matter. As a result, the legal landscape is not settled and several important cases are under review at both the Federal Circuit and the U.S. Supreme Court. If one or more of these decisions rule against gene based diagnostic patents, it may significantly limit or eliminate our ability to obtain patent protection in the United States. Further, there can be no assurance that we will develop patentable applications or that patents will issue or that the claims of any issued patents will afford meaningful protection for any technology or products that we develop. In addition, there can be no assurance that any patents issued to us or our licensors will not be challenged, and subsequently narrowed, invalidated, or circumvented.

We depend on a limited number of third parties for some of our supplies of equipment and reagents. If these supplies become unavailable, then we may not be able to successfully conduct research or operate our genetics business at all or on a timely basis.

We (and our suppliers) currently rely on a small number of suppliers to provide our gene sequencing machines, robots, and specialty reagents required in connection with our research. Management believes that currently there are limited alternative suppliers of gene sequencing machines, robots, and reagents. The gene sequencing machines, robots, or the reagents may not remain available in commercial quantities at acceptable costs. If we are unable to obtain when needed additional gene sequencing machines, robots, or an adequate supply of reagents or other ingredients at commercially reasonable rates, our ability to continue to identify genes and perform molecular diagnostic testing would be adversely affected.

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

There can be no assurance of regulatory or market acceptance for our Assurance AB™ COVID-19 antibody test.

The commercial success of our Assurance AB™ COVID-19 antibody test will depend upon its acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients, and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate use. We or our distributor, if any, may be required to expend substantial financial resources to responsibly promote the benefits of our Assurance AB™ COVID-19 antibody test.  Demand for the Assurance AB™ test may be significantly limited or eliminated if the FDA does not grant an Emergency Use Authorization (EUA) for the test. The test is currently under review by the FDA and an EUA may not be granted timely or at all.  There can be no assurance our Assurance AB™ COVID-19 antibody test will gain market acceptance on a timely basis, if at all. Failure to achieve regulatory or market acceptance will have a material adverse effect on our business, financial condition, and results of operations.

There can be no assurance that we will be able to maintain or develop appropriate distribution arrangements that will be necessary for us to develop and commercialize our Assurance AB™ COVID-19 antibody test.

In April 2020, we signed an exclusive distribution agreement for the Assurance AB™ test with Wellgistics, LLC. Wellgistics failed to pay the entire deposit amount stipulated in the agreement, and no product has been delivered to them. As a result of the failure to make payment, Wellgistics is no longer the exclusive distributor of Assurance AB™.  There can be no assurance that Wellgistics, LLC will meet its contractual commitments or be able to successfully market and distribute our Assurance AB™ COVID-19 antibody test.  In addition, there can be no assurance that Wellgistics, LLC or any other future collaborative partner will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including with our competitors, as a means of developing competitive tests. There is no assurance that we can successfully replace Wellgistics, LLC with one or more future distributors. Failure of any distribution arrangement could have a material adverse effect on our business, financial condition, or results of operations. A dispute with our current or any future distributor could lead to delays in test sales, or could result in litigation or arbitration, any of which could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance of market acceptance for our Assurance VR™ COVID-19 RT-PCR viral test.

In July 2020, the Company validated a saliva-based RT-PCR viral test for COVID-19 that is being marketed as Assurance VR™. The test has been granted Emergency Use Authorization by the FDA. The commercial success of our Assurance VR™ COVID-19 test will depend upon its acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients, and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate use. We or our potential distributor, if any, may be required to expend substantial financial resources to responsibly promote the benefits of our Assurance VR™ COVID-19 test.  There can be no assurance our Assurance VR™ COVID-19 antibody test will gain market acceptance on a timely basis, if at all. Failure to achieve market acceptance will have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to FDA Approval

As noted, our initial commercial genetics product will be an LDT, conducted in a CLIA-certified laboratory, for indications of endometriosis, which will be marketed to Assisted Reproductive Therapy centers and subsequently to the broader OB/GYN physician marketplace. We believe that this product does not require FDA approval. We currently contemplate the eventual launch of a test "kit", to be marketed as a companion diagnostic for on-label therapeutic indication. We believe that such a kit would be subject to the FDA approval process, including clinical trials.  The FDA Approval process can be an extended, complex, and expensive process.  No assurances can be given that, in the event we do elect to pursue a kit, FDA approval will be granted.

Risks Relating to our regenerative medicine products and HCT/Ps

Our regenerative medicine products and HCT/Ps are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our regenerative medicine products and HCT/Ps depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The processing of human tissue into our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over availability, quality, and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

The regenerative medicine products and HCT/Ps we manufacture and process are derived from human tissue and, therefore, have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, human immunodeficiency virus ("HIV"), viral hepatitis, syphilis and other viral, fungal, or bacterial pathogens.  We are required to comply with federal and state regulations intended to prevent communicable disease transmission. Although we maintain strict quality controls over the procurement and processing of our tissue including sterility testing by independent labs, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.

Disruption of our processing could adversely affect our business, financial condition, and results of operations.

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

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

The manufacturing, marketing, and processing of our regenerative medicine products and HCT/Ps involves an inherent risk that our tissue products or processes do not meet applicable quality standards and requirements.  In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  A recall or market withdrawal of one of our products would be costly and would divert management resources.  A recall, withdrawal, or other regulatory action related to one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

Any changes in the governmental regulatory classifications of our product candidates could prevent, limit, or delay our ability to market or develop our product candidates.

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

If a product candidate is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by us. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products' 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it substantially more difficult or expensive for us to conduct our business by requiring extensive clinical trials, premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those product candidates. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps. We also cannot assure you that the FDA will not impose more stringent interpretations, restrictions, or requirements with respect to products that qualify as 361 HCT/Ps.

Risks Related to COVID-19

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

Towards the end of the third quarter of fiscal 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using our products. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff and facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions have significantly delayed the provision of other medical care including elective and diagnostic procedures involving our products, having an adverse effect on our revenue. These measures and challenges may continue for the duration of the COVID-19 pandemic, and such duration is uncertain, and may significantly reduce our revenue and cash flows while the pandemic continues and thereafter until we and our customers are able to resume normal business operations. In the fourth quarter of fiscal 2020, the impact of the COVID-19 pandemic on our business was more significant than we experienced in the third quarter as pandemic precautions continue to limit demand for our products. We anticipate that these negative impacts will continue for the duration of the pandemic. We cannot predict the magnitude or duration of the pandemic's impact on our business.

In connection with the COVID-19 pandemic, the following risks could have a material effect on our business, financial condition, results of operations and prospects:

- The delay or cancellation by healthcare providers of the elective procedures in which our allograft products are used as a result of their COVID-19 response efforts and the duration of such effects, thereby reducing sales of our products for an unknown period of time;

- The inability or unwillingness of some patients to visit hospitals or clinics in order to undergo elective procedures in which our products are used, thereby reducing sales of our products for an unknown period of time;

- The inability of some patients to pay for elective procedures in which our products are used due to job loss or lack of insurance, thereby reducing sales of our products for an unknown period of time;

- The inability of our distributors and customers to conduct their normal operations, including supplying or conducting procedures in which our products are used, because of their COVID-19 response efforts, or the reduced capacity or productivity of their employees and contractors as a result of possible illness, quarantine or other inability to work, thereby reducing sales of our products for an unknown period of time;

- The inability of suppliers of raw materials or components used in the manufacture of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;

- The partial or complete delay or cancellation of international or domestic flights by our airfreight carriers, resulting in our inability to receive raw materials, components and products from our suppliers or to ship and deliver our finished products to our domestic and international customers in a timely or cost effective manner, thereby potentially increasing our freight costs as we seek alternate, potentially more expensive, methods to ship raw materials, components or products, and negatively impacting our sales;

- The reduced capacity or productivity of our operations as a result of possible illness, quarantine or other inability of our employees and contractors to work, despite all of the preventative measures we continue to undertake to protect the health and safety of our workforce;

- The illiquidity or insolvency of our suppliers and freight carriers whose business activities could be shut down, interrupted, or delayed;

- The illiquidity or insolvency of our distributors and customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow, reduce our liquidity and increase our bad debt reserves;

- A portion of our raw materials or finished product inventory may expire due to reduced demand for our products;

- Delays in our ability, and the ability of our development partners to conduct, enroll and complete clinical development programs such as the ARTGUIDE™ clinical development program currently being conducted by the Houston Fertility Institute;

- Delays of regulatory reviews and approvals, including with respect to our product candidates, by the FDA or other health or regulatory authorities;

- Decreased sales of our products due to the reduction of in-person sales and marketing activities and training caused by travel restrictions, quarantines, other similar social distancing measures and more restrictive healthcare facility access policies;

- Our ability to maintain employee morale and motivate and retain management personnel and other key employees as a result of our recent reduction in force;

- The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our suppliers, distributors, customers or other business partners; and

- A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

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

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

- We will incur additional depreciation expense as a result of recording purchased tangible assets.

- To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

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

The price of our common stock has experienced significant volatility. The high and low bid quotations for our common stock, as reported by the OTC Markets, ranged between a high of $1.81 and a low of $0.10 during the past 12 months. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. As a result, investors may be unwilling to purchase our common stock and our market price may be affected. The price of our stock may change dramatically in response to our success or failure and based upon our relationship and the decisions of our Chief Executive Officer.

Our common stock is not listed on a major exchange and there is no assurance that we will be able to obtain such a listing.

Our common stock currently trades on the Over-The-Counter markets under the symbol PRED. As a result of the suspension of trading in our stock by the SEC in April 2020, trading in our stock was moved from the PTC Pink Sheets to the OTC Gray Sheets. The Over-The-Counter market in general and the Gray sheets in particular are considered to be a less efficient system than listing on markets such as NASDAQ or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the Over-The-Counter markets may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

We are seeking to resume trading on the OTC Pink Sheets and simultaneously seeking a listing on NASDAQ. There can be no assurance that our common stock will qualify to resume trading on the OTC Pink Sheets. We currently do not qualify for a listing on NASDAQ and there can be no assurance that we will qualify for a NASDAQ listing in the future. In addition, if a NASDAQ listing is obtained then we will be subject to continued listing requirements to maintain the listing and to avoid delisting. Our results of operations and our current and fluctuating stock price directly impact our ability to satisfy these listing standards.

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

During the financial close for the quarter ended June 30, 2020, we identified material weaknesses in our internal controls over financial reporting related to insufficient controls over the accounting for our equity method investment, stock based compensation, and timely execution of contracts. A more complete description of these material weaknesses are included in Item 9A, "Controls and Procedures" in this Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We occupy a 5,300 square-foot facility in Salt Lake City, Utah under the terms of an operating lease expiring in September 2021. This facility is used primarily to support our administrative staff.

We lease a 15,164 square-foot office and laboratory facility in Salt Lake City, Utah under the terms of an operating lease expiring in September 2021 which serves as our HCT/Ps laboratory.

We lease a second 7,507 square-foot office and laboratory facility in Salt Lake City, Utah under the terms of a renewable operating lease expiring in September 2021 which serves as our genetic testing laboratory.

We lease a third 6,711 square-foot office and warehouse facility in Salt Lake City, Utah under the terms of a renewable operating lease expiring in September 2021 which is primarily used to store inventory and for shipping and receiving.

We believe our current facilities are adequate to meet our needs through the end of fiscal 2021. Thereafter, we believe that additional space may be required, and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Item 3.	LEGAL PROCEEDINGS

On or about July 13, 2018, RTJ, LLC and two of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Jack Turner, Jr., an employee of Predictive Biotech, Inc. The plaintiffs had acted in a distributor capacity. The relationship was terminated. Plaintiffs are alleging breach of contract, promissory estoppel, unjust enrichment, fraud, breach of fiduciary duty, defamation, false light, and tortious interference. Based on the information available to us, we do not believe any of the RTJ proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014 Surgenex contracted with Utah Cord Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in the doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid's employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about July 12, 2019, Predictive Technology Group, Inc. and Predictive Therapeutics, LLC, a subsidiary of Predictive Technology Group, Inc. filed a lawsuit against Michael Schramm (Schramm). Schramm entered into an agreement to sell us certain patents and patent applications in consideration for equity securities. Schramm represented that he owned all rights, title, and interest in and to the intellectual property. We were subsequently advised by our patent counsel that, while the patents are registered with the US Patent and Trademark Office in the Company's name, the Company may not have a full interest in the patents. An unrelated third-party law firm placed a lien on the patents due to non-payment of legal fees by a third-party entity to whom certain assets were sold by another third-party entity that originally owned the patents.  The Company raised these concerns with Schramm, who did not provide satisfactory evidence confirming that the Company had sole title to the patents.  We sued Schramm for breach of contract, conversion and on other legal theories and are seeking, among other things, rescission of the purchase and sale transaction. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the said patents. Schramm filed a counterclaim against us and Bradley C. Robinson, our Chief Executive Officer and Transfer Online, Inc., our transfer agent. Schramm is alleging he did not make any false representations. He is alleging, among other things, that various parties involved in the transaction committed breach of contract, conversion, violations of Nevada state law for failure to transfer securities, breach of fiduciary duty, tortious interference, and civil conspiracy.  Based on the information available to us, we do not believe the Schramm proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the counterclaim, have not discovered any evidence of wrongdoing with respect to the allegations in the counterclaim and will vigorously prosecute our claims against Schramm.

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. There can be no assurance that we will be successful in pursuing these claims.

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey was given all of the Company's SEC filings as part of his due diligence. Mackey, through counsel, sent a letter demanding rescission of his investment. He is alleging that Predictive failed to disclose material information in connection with its investment and has threatened a lawsuit for securities fraud. To date, no lawsuit has been filed. We deny the allegations in the demand letter and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of June 30, 2020 are included in accounts payable in the consolidated balance sheets included in the accompanying consolidated financial statements.

In June 2020, Wellgistics, LLC, the distributor of the Company's Assurance AB product, requested that the partial deposit paid on their non-cancellable purchase order of $5 million (see Note 7) be returned. As the purchase order is contractually non-cancellable and the Company performed on the order in good faith by transmitting the deposit to the Company's supplier, the request to return the deposit was not honored. To date there has been no legal action taken by either party.

As of June 30, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Other OTC Markets under the symbol PRED:

	High	Low
Fiscal Year Ended June 30, 2020
Fourth Quarter	$1.38	$0.25
Third Quarter	$1.19	$0.44
Second Quarter	$1.75	$0.73
First Quarter	$4.58	$1.55

Fiscal Year Ended June 30, 2019
Fourth Quarter	$6.48	$2.01
Third Quarter	$3.00	$0.90
Second Quarter	$1.91	$0.82
First Quarter	$2.32	$0.86

Stockholders

As of October 7, 2020, there are 269 stockholders of record and they hold 299,596,808 shares of the Company's common stock.  Each broker dealer or clearing corporation that holds shares for customers is counted as a single stockholder of record.

Equity Compensation Plan Information

The 2015 Stock Option Plan authorized the issuance of up to fifteen percent of the total outstanding shares. As of June 30, 2020, options exercisable for 30,014,704 shares had been granted under the Plan. In addition, the Company has outstanding warrants exercisable for 53,093,520 shares of common stock at a weighted average strike price of $0.84 per share. We have granted piggy-back registration rights, subject to certain restrictions, for 14,000,000 shares of common stock that will be issued upon exercise of outstanding warrants.

We have the following shares authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	30,014,704	$1.47	(1)
Equity Compensation Plans Not Approved by Security Holders	0	0	0

(1) Fifteen percent of the total outstanding shares. As of June 30, 2020, there were 299,596,808 shares outstanding which results in: (i) options exercisable for 30,014,704 shares of common stock being authorized under the Plan and (ii) options that would be exercisable into 14,924,817 shares of common stock remaining available for issuance as of such date.

Unregistered Sales of Securities

1) On June 15, 2020, the Company entered into an agreement with a consultant for services. The consultant is an accredited investor. In consideration for these services, the Company issued 200,000 shares of our common stock and 300,000 warrants to purchase our common stock at an exercise prices of $0.35. The warrants expire five years from the date of issuance.

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

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products ("HCT/P"). In addition to Predictive Biotech's efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the year ended June 30, 2020, we reported total revenues of $24,441,424 and net loss attributable to common stockholders of $85,769,266 resulting in a $(0.30) loss per share. During the year ended June 30, 2019, we reported total revenues of $43,493,589 and net loss attributable to common stockholders of $15,305,169 resulting in a $(0.06) loss per share.

Our business units have been aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company.  The business units have been aggregated into two reportable segments:  Human Cell and Tissues Products (HCT/Ps) and diagnostics and therapeutics. Predictive Biotech's HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  Predictive Laboratory's diagnostics and therapeutics uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and will continue to have, a material impact on our business. Towards the end of the third quarter of fiscal 2020 we began to experience, and through the date of this filing we are continuing to experience, impacts to our business and operations related to the COVID-19 pandemic, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using our products and a resulting decline in sales. We cannot predict the magnitude or duration of the pandemic's impact on our business.

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

Business Highlights

Diagnostics and Therapeutics

On February 25, 2020, we announced preliminary results from a collaborative genomics analysis from our collaboration partner, Atrin Pharmaceuticals, that will be used to optimize patient selection for Atrin's upcoming ATRN-119 clinical trial.  This genomics analysis was a result of Atrin's collaboration with us to utilize next-generation genomics capabilities to improve predictive selection of clinical study patients most likely to respond and least likely to experience side effects from treatment with Atrin's DDR drug candidates. We and Atrin have been jointly developing proprietary approaches to better identify patients with specific mutations that drive cancer tumor growth, regardless of tumor type, and who are most likely to clinically respond to synthetically-lethal anti-cancer therapies. Our genomics capabilities were added to Atrin's existing proprietary proteomic and medicinal chemistry technologies to improve targeting of DDR proteins that are active in cancer cells and relatively inactive in healthy cells, ahead of Atrin's initiation of a Phase 1/2a clinical study of ATRN-119, Atrin's lead oral drug candidate. We are using a genomic data base analytics approach to help with patient selection, to increase efficiencies and quality of clinical trials, and to shorten time to market for Atrin's drug candidates. Atrin's pipeline also includes preclinical drug candidates in development for glioblastoma and hematological disorders that are being advanced towards IND enabling studies. This genomics analysis is already resulting in improved targeting of eligible patients for the upcoming Phase 1/2a ATRN-119 clinical study, and could potentially result in adoption of a new diagnostic for this type of anti-cancer treatment. Our unique genomic insights and modeling provide Atrin with enhanced diagnostic tools to accelerate Atrin's DDR therapies and studies. Atrin currently expects initiation of the ATRN-119 Phase 1/2a study in 2020, with a first interim clinical readout in 2021. We believe that the Atrin collaboration will result in improved design and faster clinical advancement of multiple individualized, precision oncology treatments.  By combining our state-of-the-art proprietary screening assay and related artificial intelligence capabilities with Atrin's breakthrough DDR therapy candidates, we have the potential to become a leader in development of improved personalized oncology therapies. Cancer is genomic disease; cancer tumors typically develop when otherwise healthy cells acquire mutations in key "driver genes." These cancer-causing mutations alter pathways regulating cellular growth and interactions with surrounding tissues.  Understanding the specific gene mutations underlying tumor formation is frequently more important than location of the cancer in selecting personalized anti-cancer therapies. The key to successful cancer therapy is matching specific cancer mutations with efficient and targeted therapies. Multiple benign diseases, cancer-predisposition syndromes, and cancers have now been linked to mutations in DDR genes.  DDR is a clinically validated therapeutic approach, following the commercial approval of multiple blockbuster Poly ADP Ribose Polymerase (PARP) inhibitor products. DDR drugs already represent a multi-billion-dollar market, and it is expected that DDR drugs may ultimately be used to treat over 200 different cancer targets, if a full set of complementary patient-targeting biomarkers are successfully developed and adopted for commercial use. Preliminary results from the collaborative genomics analysis using our proprietary assays in patients with a specific tumor type found an excess of DDR mutations in cancer cells compared with normal tissue. The analysis identified 92 genes as protein responders to ATRN-119 treatment, of which 18 genes are known TIER 1 cancer-driver genes, and well-characterized mutations were found in three dominant genes. Both in vitro and animal studies have confirmed synthetically-lethal interactions between ATRN-119 treatment and alteration of these three key cancer-causing genes. The overlap between DDR genes responding to ATRN-119 and those mutated in cancer cells suggest that genetic markers underlying response and resistance will be critical to optimizing patient selection in ATRN-119 clinical studies, by increasing clinical efficacy and minimizing systemic toxicities. Under the terms of the original Atrin-Predictive collaboration agreement, both companies will continue to contribute to the identification of additional druggable targets and pathways, both inside and outside of DDR, to treat a broad group of target indications, particularly in women's health.

On January 28, 2020, we announced a potential collaboration agreement with Atrin Pharmaceuticals LLC to develop molecular diagnostic tools to facilitate improved selection of cancer patients who would most benefit from treatment with DNA Damage and Response (DDR) inhibitors, including Atrin's and other small molecule ATR inhibitors. Atrin and Predictive will jointly utilize Predictive Laboratories' state-of-the-art sequencing capabilities and genomics expertise to identify cancer patients with specific molecular markers that predict the level of clinical response to Atrin's, and other, targeted therapies. This is intended to improve patient outcomes as well as improve Atrin's ability to successfully progress its product pipeline, and upon commercialization, improve on the treatments for women with cancer. Predictive, with its proprietary list of already identified genes and state-of-the-art sequencing capabilities, believes it is the ideal molecular diagnostic partner to help Atrin successfully advance their therapeutic pipeline through clinical development. The companies believe that this collaboration may become a ‘game changer' in oncology, as treatment continues to progress towards individualized precision medicine. As Atrin advances multiple Investigational New Drug (IND) applications and progresses their lead product candidate ATRN-119 into a first-in-human clinical study this year, Predictive's portfolio of genomic tests will help Atrin better identify cancer patient populations whose genetic profiles will likely have an optimal clinical response to Atrin's proprietary anti-cancer therapeutics. The collaboration will help optimize the safety and clinical efficacy of Atrin's targeted cancer therapeutics and other DDR drug candidates. Atrin will have access to Predictive's proprietary GenDB databases and women's health biobank to better understand the clinical spectrum of germline mutations in DDR pathways. The companies will also study common gynecologic disorders, such as endometriosis, associated with the development of cancers in affected patients. The goal of this collaboration is to develop actionable predictive molecular and companion diagnostics and therapeutics for these common disorders and related cancers.

On October 16, 2019, Kenneth Ward, M.D., Chief executive officer of Juneau Biosciences; Rakesh Chettier M.S., director of biostatistics of Predictive Laboratories; and Hans Albertsen, Ph.D., chief scientific officer of Juneau Biosciences, received the 2019 Endometriosis Special Interest Group (EndoSIG) Prize Paper in the "Best in Clinical/Population Science" category at the American Society for Reproductive Medicine (ASRM) 2019 Scientific Congress & Expo in Philadelphia. The scientific breakthroughs reported in these award-winning discoveries provide us with insights into new non-hormonal therapies. The team's research is based on the genetic markers of endometriosis discovered by Juneau and Predictive scientists in recent years, and uncovers molecular pathways involved in the pathogenesis of endometriosis-induced lesions in women at risk for the disease.  Dr. Ward, a board-certified physician in obstetrics and gynecology, perinatology, clinical genetics and molecular genetics, presented two scientific papers at the Annual ASRM meeting:  a poster entitled, "Endometriosis risk allele in WNT4 may interact with rare mutations in HDAC2 gene" and an oral abstract entitled, "Somatic cancer driver mutations in endometriosis lesions contribute to secondary cancer risk."

On October 14, 2019, we launched the full U.S. market availability of ARTguide™ to evaluate the risk for endometriosis and other genetic causes of infertility in women. Endometriosis can be a debilitating disease for many women as it can cause severe pelvic pain, inflammation, adhesions to the fallopian tubes and uterus, and often, infertility. ARTguide can predict a patient's risk of endometriosis early on so that women have a better understanding of their barriers to conception, and therefore their physician can create a more personalized infertility treatment plan. ARTguide is appropriate for all women considering use of ART to overcome difficulty conceiving or carrying a pregnancy.

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

On August 9, 2019, we launched PGxPLUS+™, a pharmacogenomic test panel being marketed to pain clinics for patients with chronic pain.  PGxPLUS+™ evaluates genetic factors that play a major role in an individual's response to medications.  In parallel, we reached a milestone of enrolling 350 patients with chronic pain into an Investigational Review Board-approved clinical study aimed at providing additional insight into the mechanisms of chronic pain and responses to pain therapies. We are approaching chronic pain and the opioid crisis on multiple fronts. We have developed and in-licensed important prognostic DNA tests and novel treatments for osteoarthritis, lumbar disc disease, endometriosis, and other conditions causing chronic pain.  In 2016, the Institute of Medicine estimated that up to one-third of the U.S. population lives with ongoing pain.  Chronic pain is often triggered by one of these common conditions, and over time can develop into a chronic pain syndrome, which is a disease itself. The PGxPLUS+™ test evaluates 112 genetic variants across 38 genes that affect the metabolism of over 150 common medications, including pain medications.  More than 90% of the population has one or more gene variants that affect the efficacy or safety of prescription drugs.

Variation in drug metabolism is largely determined by an individual's genetic profile, blood levels of a drug may vary up to 1,000-fold in similar patients taking identical doses of the same drug.  Pharmacogenomics is the study of the role of our genome in drug responses.

On July 29, 2019, we entered into an agreement with the Preeclampsia Foundation to expand the study of genetic factors associated with preeclampsia. The study will advance the Preeclampsia Foundation's database of collected preeclampsia medical information and will be utilized by Predictive Laboratories to develop a proprietary test for the early detection of women at risk for preeclampsia. Preeclampsia affects 5-8%, or approximately 300,000, pregnancies every year in the United States, sometimes causing severe adverse maternal and fetal outcomes, including organ failure, massive blood loss, permanent disability or even death. Globally, preeclampsia is a leading cause of pregnancy complications, preterm births, and related disabilities. The deaths of approximately 76,000 mothers and 500,000 babies annually are attributable to preeclampsia. Healthcare providers, even in medically advanced countries, are hampered by imprecise diagnostic tools. The Preeclampsia Registry, a key program of the Preeclampsia Foundation's research mission, is a patient registry that collects paired medical information and biological samples. Using established Institutional Review Board-approved protocols, we and the Preeclampsia Foundation will request samples from more than 2,500 existing and new registry participants for sequencing analysis. We have been granted a period of exclusive access to research data resulting from these new samples enrolled in the Preeclampsia Registry, after which samples and sequencing data will be available to other investigators for future research. This collaboration complements and extends our ongoing preeclampsia research initiatives. Over 20,000 DNA samples from our biorepository relating to preeclampsia and associated obstetric syndromes are being analyzed.

Human Cell and Tissue Products (HCT/P)

In November 2019, Predictive Biotech's HCT/P processing facility successfully achieved the internationally recognized ISO 13485 certification over the Company's system of laboratory quality controls.

Results of Operations for the Years Ended June 30, 2020 and 2019

Revenue

	Year ended
	June 30,
	2020	2019	Change
Revenue	$24,441,424	$43,493,589	$(19,052,165)

The decrease in revenue for the year ended June 30, 2020 is primarily due to the decline in sales volume of allograft products compared to the year ended June 30, 2019.  The Company believes the decrease in sales volume is due to increased United States Food and Drug Administration ("FDA") enforcement efforts affecting the regenerative medicine industry as a whole, which has negatively impacted the size of the market for regenerative medicine services and caused a contraction of sales of allograft products. Specifically, the FDA has issued warnings to competitors regarding their safety practices and increased regulatory scrutiny of potentially inappropriate marketing practices of some providers of regenerative medicine services. Predictive Biotech, Inc. continues to demonstrate an excellent safety and quality record of over 100,000 allografts implanted and no adverse events. In addition, sales during the second half of March and the fourth fiscal quarter were significantly negatively impacted by the decrease in elective medical procedures due to COVID-19. Our products are administered by clinicians, and a reduction in visits to clinicians results in a reduction in the sales volume of our products.

Revenues in our diagnostics and therapeutics segment were not material for the periods shown.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Year ended
	June 30,
	2020	2019	Change
Cost of goods sold	$20,585,537	$16,293,553	$4,291,984
Cost of goods sold as a % of sales	84.2%	37.5%

Cost of goods sold for the year ended June 30, 2020 increased to $20.6 million from $16.3 million for the year ended June 30, 2019. The increase is primarily due to $5.5 million in scrap expense related to HCT/P product that did not pass quality control, or that is not expected to pass quality control. The increase in quality control failure rates above normal levels was primarily due to issues with a component supplied by a specific vendor.  In addition, $1.0 million of idle capacity costs contributed to the increase. These increases were offset by decreases in share-based compensation expense of $0.8 million, freight costs of $0.9 million, and merchant fees of $0.3 million.

Cost of goods sold as a percentage of sales increased due to investments and costs incurred to increase production capacity in anticipation of sales growth. Due to the factors described above, the anticipated sales growth did not occur and instead, sales declined. The increase in the numerator caused by the investment in capacity and the decrease in the denominator caused by the decline in sales caused the cost of sales as a percentage of revenue to increase significantly.

During the second half of fiscal 2020, the Company implemented several cost saving measures including a reduction in force that are intended to reduce production costs in response to the decrease in sales.

Cost of sales in our diagnostics and therapeutics segment was not material for the periods shown.

Selling and marketing expenses

	Year ended
	June 30,
	2020	2019	Change
Selling and marketing expense	$9,295,966	$13,937,512	$(4,641,546)
Selling and marketing expense as a % of sales	38.0%	32.0%

Selling and marketing expenses for the year ended June 30, 2020 decreased to $9.3 million from $13.9 million for the year ended June 30, 2019. The decrease is due to a decrease in commissions expense of $4.7 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Year ended
	June 30,
	2020	2019	Change
General and administrative expense	$24,465,940	$18,229,874	$6,236,066
General and administrative expense as a % of sales	100.1%	41.9%

General and administrative expenses for the year ended June 30, 2020 increased to $24.5 million from $18.2 million for the year ended June 30, 2019. Approximately $3.0 million of the increase is due to increased share-based compensation expense. Additionally, personnel costs increased by $1.6 million due to increased average headcount. Legal and consulting costs increased by $1.6 million, primarily due to increased utilization of our intellectual property attorneys.

Research and Development Expenses

	Year ended
	June 30,
	2020	2019	Change
Research and development expense	$5,955,721	$5,822,862	$132,859
Research and development expense as a % of sales	24.4%	13.4%

Research and development expenses for the year ended June 30, 2020 were consistent with those for the year ended June 30, 2019.

Depreciation and amortization expense

	Year ended
	June 30,
	2020	2019	Change
Depreciation and amortization expense	$10,801,435	$9,150,184	$1,651,251
Depreciation and amortization expense as a % of sales	44.2%	21.0%

Depreciation and amortization expense increased compared to the same period in the prior fiscal year primarily due to an increase in our intangible asset portfolio arising from the business combinations and asset acquisitions described in Note 2 to the accompanying consolidated financial statements. Capital expenditures to acquire property, plant, and equipment in connection with our laboratory expansion also contributed to the increase.

Loss on impairment

	Year ended
	June 30,
	2020	2019	Change
Loss on impairment	$10,041,556	$-	$10,041,556

Long-lived intangible assets acquired through the acquisition of Regenerative Medical Technologies, Inc. (see Note 2) were determined to have become impaired. See Note 5 to the accompanying consolidated financial statements for a full discussion of the impairment.

Other loss

	Year ended
	June 30,
	2020	2019	Change
Other loss	$39,853,745	$841,315	$39,012,430

Other loss for the year ended June 30, 2020 increased to $39.9 million from $0.8 million for the year ended June 30, 2019. The increase was primarily driven by the $37.9 million impairment charge recognized related to our equity method investment in Juneau Biosciences, LLC.

Liquidity and Capital Resources

The Company incurred a net loss attributable to common stockholders of $85,769,266 and net cash outflows from operations of $13,058,837 for the year ended June 30, 2020. At June 30, 2020, the Company had $331,228 of cash and negative working capital of $13,132,688. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The following table represents the consolidated cash flow statement:

	Year ended
	June 30,
	2020	2019	Change
Cash provided by (used in) operating activities	$(13,058,837)	$3,494,771	$(16,553,608)
Cash used in investing activities	(1,554,777)	(3,907,163)	2,352,386
Cash provided by financing activities	13,326,598	824,497	12,502,101
Net increase (decrease) in cash and cash equivalents	(1,287,016)	412,105
Cash and cash equivalents at the beginning of the Year	1,618,244	1,206,139
Cash and cash equivalents at the end of the period	$331,228	$1,618,244

Cash Flows from Operating Activities

The increase in cash used in operating activities for the year ended June 30, 2020 compared to the year ended June 30, 2019 was primarily due to a $70.5 million increase in net loss and a $5.3 million increase in deferred income tax benefits, offset by increases of non-cash addbacks for loss on equity method investment of $38.1 million, loss on impairment of $10.0 million, share based compensation of $4.0 million, depreciation and amortization of $1.5 million, and changes in operating assets and liabilities of $4.9 million.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the year ended June 30, 2020 compared to the year ended June 30, 2019 was primarily due to a decrease in cash paid on our subscription payable of $1.5 million and a decrease in capital expenditures of $1.7 million. These changes were partly offset by $0.9 million in cash received from the acquisitions of InceptionDX, LLC and Taueret Laboratories, LLC in fiscal 2019.

Cash Flows from Financing Activities

The increase in cash provided by financing activities for the year ended June 30, 2020 compared to the year ended June 30, 2019 was primarily due to the receipt of $13.2 million in proceeds from the issuance of promissory notes.

Debt

The proceeds of debt issuances were used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, and repayment of existing debt. Refer to Note 8 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2020:

		Less Than	1-3	3-5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years
Purchase obligations (a)	$693,355	$693,355	$-	$-	$-
Operating leases (a)	1,225,959	979,071	246,888	-	-
Finance leases (a)	1,656,877	748,361	908,517	-	-
Subscription payable (b)	7,206,610	5,150,000	2,056,610	-	-
Long term Debt: (c)
Principal Payments	5,171,219	705,234	4,465,985	-	-
Interest Payments	563,972	7,934	556,038	-	-
Total	$16,517,992	$8,133,955	$8,384,038	$-	$-

(a) - Refer to Note 13 – Commitment and contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K)
(b) - Refer to Note 6 – Equity Method Investment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K)
(c) - Refer to Note 8 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K)

The expected timing of payment for the obligations listed above is estimated based on current information. Actual payment timing and amounts may differ depending on the timing of goods or services received or other changes.  The table above only includes payment obligations that are fixed or determinable. The table excludes royalties to third parties based on future sales of any of our products, as the amounts, timing, and likelihood of any such payments are based on the level of future sales and are unknown.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the portrayal of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

• Revenue Recognition

• Inventory Reserve

• Long-Lived Assets, including Finite-Lived Intangible Assets

• Equity Method Investments

• Goodwill

• Income Taxes

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

Long-Lived Assets, including Finite-Lived Intangible Assets. We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. We identified indicators of impairment during the fourth quarter of the year ended June 30, 2020 for certain intangible assets and performed a test for impairment as of June 30, 2020. We recorded an impairment charge of $10,041,556 related to certain long-lived intangible assets acquired with Regenerative Medical Technologies, Inc. See Note 5 to the accompanying consolidated financial statements for a full discussion of the impairment. No impairments were recognized for the year ended June 30, 2019.

Equity Method Investments. The Company's investment in Juneau Biosciences, LLC is accounted for under the equity method. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company's intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded impairment charges totaling $37,907,283 related to our equity method investment in Juneau Biosciences, LLC for the year ended June 30, 2020 (see Note 6 to the accompanying consolidated financial statements). No impairments were recorded for the year ended June 30, 2019.

Goodwill.  We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition.  Impairment of goodwill is evaluated on a qualitative basis to determine if using a two-step process is necessary.  If the qualitative assessment suggests that impairment is more likely than not, a two-step impairment analysis is performed.  The first step involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows.  Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit.  If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value.  If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

We have recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016. We measured the fair value of Predictive Biotech utilizing the discounted cash flow method under the income approach.  The income approach considered management's business plans and projections as the basis for expected cash flows for the next five years and a 3% long-term growth rate. We also used a weighted average discount rate of 20%. Other significant estimates used in the analysis include the profitability and working capital requirements of the reporting unit.  We noted the fair value of the Predictive Biotech reporting unit exceeded its carrying value, as the carrying value of the reporting unit was negative on the date of the impairment test. The fair value also exceeded the carrying value of the total assets of the reporting unit.

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

Income Taxes.  Our income tax provision is based on income before taxes and is computed using the liability method in accordance with Accounting Standards Codification ("ASC") 740 – Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse.  Significant estimates are required in determining our provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations.  Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes.  Those factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, past levels of research and development spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes.

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets.  If we do not achieve and maintain taxable income from operations and deferred tax liabilities in future periods, we may increase the valuation allowance for our deferred tax assets and record material adjustments to our income tax expense. The Company currently records a full valuation allowance on deferred tax assets in excess of the taxable income provided by scheduled amortization of deferred tax liabilities. Our judgment and tax strategies are subject to audit by various taxing authorities.  While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Estimated interest and penalties on income tax items are included as a component of overall income tax expense, if applicable.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance, as amended by subsequent ASUs, introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Predictive Technology Group, Inc.
Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm	51-52
Consolidated Balance Sheets as of June 30, 2020 and 2019	53
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2020 and 2019	54
Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019	55-56
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2020 and 2019	57
Notes to Consolidated Financial Statements	58-92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Predictive Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Predictive Technology Group, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Salt Lake City, UT

October 20, 2020

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Predictive Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Predictive Technology Group, Inc. (the "Company") as of June 30, 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor from 2017 to 2019.

Lakewood, CO

September 30, 2019

 PREDICTIVE TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash	$331,228	$1,618,244
Accounts receivable, net of allowance for doubtful accounts of $239,392 and $687,064	136,903	1,250,476
Due from equity method investee	-	184,443
Inventory	1,514,841	5,775,185
Other current assets	5,720,561	103,080
Total current assets	7,703,533	8,931,428
Property, plant, and equipment, net	5,305,099	6,974,441
Operating lease right of use assets	1,115,308	-
License agreements, net of amortization	16,064,728	18,062,315
Patents, net of amortization	6,085,785	6,850,490
Trade secrets, net of amortization	29,236,447	45,336,335
Other intangible assets, net of amortization	295,788	383,931
Equity method investments	12,731,383	51,717,719
Goodwill	5,254,451	5,254,451
Other long-term assets	49,893	67,075
Total assets	$83,842,415	$143,578,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,988,319	$4,943,178
Accrued liabilities	8,046,814	1,857,771
Deferred revenue	381,889	469,376
Operating lease liability, current portion	914,473	-
Finance lease liability, current portion	649,492	504,488
Notes payable, current portion	705,234	-
Subscription payable, current portion	5,150,000	6,300,000
Total current liabilities	20,836,221	14,074,813
Operating lease liability, net of current portion	243,378	-
Finance lease liability, net of current portion	861,613	1,511,554
Notes payable, net of current portion	4,465,985	400,000
Subscription payable, net of current portion	2,056,610	4,040,610
Deferred tax liabilities	300,896	11,014,745
Other non-current liabilities	154,430	-
Total liabilities	28,919,133	31,041,722

Stockholders' equity:
Common stock, par value $0.001, 299,596,808 and 273,761,955
shares issued and outstanding at June 30, 2020 and
2019; 900,000,000 shares authorized	299,597	273,762
Additional paid-in capital	181,862,823	153,604,830
Accumulated deficit	(126,872,115)	(41,102,849)
Total controlling interest	55,290,305	112,775,743
Non-controlling interest	(367,023)	(239,280)
Total stockholders' equity	54,923,282	112,536,463
Total liabilities and stockholders' equity	$83,842,415	$143,578,185

 See accompanying notes

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended June 30,
	2020	2019
Revenue	$24,441,424	$43,493,589
Cost of goods sold, exclusive of depreciation and amortization shown below	20,585,537	16,293,553

Operating expenses:
Selling and marketing	9,295,966	13,937,512
General and administrative	24,465,940	18,229,874
Research and development	5,955,721	5,822,862
Depreciation and amortization	10,801,435	9,150,184
Loss on impairment	10,041,556	-
Total operating expenses	60,560,618	47,140,432

Operating loss	(56,704,731)	(19,940,396)

Interest expense	(596,091)	(17,504)
Bargain purchase gain	-	363,676
Loss on equity method investment	(39,256,336)	(1,164,903)
Other expense	(1,318)	(22,584)
Total other loss	(39,853,745)	(841,315)

Loss before income taxes	(96,558,476)	(20,781,711)

Benefit from income taxes	10,661,467	5,357,413

Net loss and comprehensive loss	$(85,897,009)	$(15,424,298)

Net loss attributable to non-controlling interest	127,743	119,128

Net loss and comprehensive loss attributable to common stockholders	$(85,769,266)	$(15,305,170)

Weighted average common shares outstanding	290,251,062	265,526,265

Basic & diluted loss per common share	$(0.30)	$(0.06)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(85,897,009)	$(15,424,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,801,435	9,296,417
Provision for bad debts	267,712	687,064
Share based compensation	15,651,910	11,654,942
Deferred income taxes	(10,713,849)	(5,415,912)
Losses on equity method investment	39,256,336	1,164,903
Loss on impairment	10,041,556	-
Non-cash lease expense	742,370	-
Gain on bargain purchase	-	(363,676)
Changes in operating assets and liabilities:
Accounts receivable	846,304	(1,389,871)
Inventory	4,260,344	(1,438,887)
Prepaid expenses and other current assets	(5,617,481)	(65,929)
Other assets	17,182	(55,075)
Accounts payable	1,461,820	3,552,848
Accrued liabilities	6,655,391	822,869
Deferred revenue	(87,487)	469,376
Operating lease liability	(745,371)	-
Net cash provided by (used in) operating activities	(13,058,837)	3,494,771

Cash flows from investing activities:
Purchases of property and equipment	(1,034,777)	(2,708,446)
Cash acquired from acquisitions, net	-	885,674
Cash payments on equity method investee stock subscription	(520,000)	(2,084,391)
Net cash used in investing activities	(1,554,777)	(3,907,163)

Cash flows from financing activities:
Cash proceeds from stock subscriptions	-	1,025,000
Proceeds from issuance of common stock	480,000	-
Proceeds from issuance of promissory note	13,205,985	400,000
Principal payments on finance leases	(359,387)	(655,203)
Exercises of warrants for cash	-	50,000
Exercises of stock options for cash	-	4,700
Net cash provided by financing activities	13,326,598	824,497

Net increase (decrease) in cash and cash equivalents	(1,287,016)	412,105
Cash and cash equivalents at the beginning of the period	$1,618,244	$1,206,139
Cash and cash equivalents at the end of the period	$331,228	$1,618,244

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Year ended June 30,
	2020	2019
Common stock issued for acquisitions	$-	$24,477,511
Warrants issued for intellectual property	-	13,860,000
Revaluation of warrants issued for licenses	-	(4,449,213)
Reduction in number of equity method investee units subscribed	-	2,950,000
Deferred tax liabilities assumed in asset acquisitions	-	11,513,334
Right-of-use assets obtained in exchange for new operating lease liabilities	1,903,222	-
Issuance of common stock to settle subscription payable	2,430,000	-
Extinguishment of debt and accrued interest with common stock	9,451,918	-
Capital expenditures in accounts payable	94,099	539,214
Accounts payable converted into notes payable	705,234	-
Amount due from related party applied to subscription payable	184,443	-
Finance lease payments in accounts payable	145,550	-

See accompanying notes

(Concluded)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Subscription	Non-Controlling	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Receivable	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2018	247,624,069	$247,624	$108,049,300	$(1,025,000)	$(120,152)	$(25,813,957)	$81,337,815
Common stock issued for acquisition of InceptionDX, LLC	15,500,000	15,500	14,244,500	-	-	-	14,260,000
Common stock issued for acquisition of Regenerative Medical Technologies, Inc.	10,000,000	10,000	9,190,000	-	-	-	9,200,000
Common stock issued for acquisition of Taueret Laboratories, LLC	552,995	553	1,016,958	-	-	-	1,017,511
Warrants issued for trade secrets	-	-	13,860,000	-	-	-	13,860,000
Common stock issued for services	50,000	50	43,450	-	-	-	43,500
Share based compensation	-	-	11,611,446	-	-	-	11,611,446
Cash received from common stock subscriptions	-	-	-	1,025,000	-	-	1,025,000
Amendment of warrants issued for license agreement	-	-	(4,449,211)	-	-	-	(4,449,211)
Common stock cancelled	(1,200,000)	(1,200)	1,200	-	-	-	-
Cashless exercise of warrants	1,129,891	1,130	(1,130)	-	-	-	-
Exercise of warrants for cash	100,000	100	49,900	-	-	-	50,000
Exercise of stock options	5,000	5	4,695	-	-	-	4,700
Adoption of ASU 2018-07	-	-	(16,278)	-	-	16,278	-
Net loss	-	-	-	-	(119,128)	(15,305,170)	(15,424,298)
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$-	$(239,280)	$(41,102,849)	$112,536,463
Share-based compensation	-	-	15,851,910	-	-	-	15,851,910
Cashless exercise of warrants	9,223,605	9,224	(9,224)	-	-	-	-
Issuance of common stock to settle subscription payable	2,963,415	2,963	2,427,037	-	-	-	2,430,000
Issuance of common stock for cash	500,000	500	479,500	-	-	-	480,000
Common stock issued for services	200,000	200	69,800	-	-	-	70,000
Extinguishment of debt with common stock	12,947,833	12,948	9,438,970	-	-	-	9,451,918
Net loss	-	-	-	-	(127,743)	(85,769,266)	(85,897,009)
BALANCES AT JUNE 30, 2020	299,596,808	$299,597	$181,862,823	$-	$(367,023)	$(126,872,115)	$54,923,282

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc. together with its subsidiaries (collectively, "PTG" or the "Company") develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products ("HCT/Ps"). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person's risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company's corporate headquarters are located in Salt Lake City, Utah

.

SEGMENT INFORMATION:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance.  The Company operates in two reportable segments, which are differentiated by product.  The HCT/P segment offers minimally manipulated tissue products intended for homologous use, prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factors and cytokines.  The Company's Diagnostics and Therapeutics segment uses data analytics for disease identification and subsequent therapeutic intervention through novel gene-based diagnostics, and companion therapeutics. Lastly, the "Unallocated Corporate" column in the table below represents those headquarters activities that do not qualify as operating segments and which are not allocated to operating segments in information provided to the CODM. We currently operate and sell our products exclusively in the United States.

Segment information was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Year ended June 30, 2020
Revenues	$24,237,965	$203,459	$-	$24,441,424
Depreciation and amortization	3,569,459	6,905,712	326,264	10,801,435
Share based compensation	4,570,006	912,045	10,169,859	15,651,910
Segment operating loss	(22,532,135)	(22,765,287)	(11,407,309)	(56,704,731)
Year ended June 30, 2019
Revenues	$43,445,105	$48,484	$-	$43,493,589
Depreciation and amortization	3,202,171	5,697,112	250,901	9,150,184
Share based compensation	2,716,154	795,383	8,143,405	11,654,942
Segment operating loss	(1,004,197)	(10,169,962)	(8,766,237)	(19,940,396)

		Year ended
		June 30,
	2020	2019
Total operating loss for reportable segments	$(45,297,422)	$(11,174,159)
Unallocated amounts:
Unallocated Corporate	(11,407,309)	(8,766,237)
Loss on equity method investment	(39,256,336)	(1,164,903)
Interest expense	(596,091)	(17,504)
Other expense	(1,318)	(22,584)
Bargain purchase gain	-	363,676
Loss before income taxes	$(96,558,476)	$(20,781,711)

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Year ended June 30, 2020
Intangible assets, net	7,719,676	49,217,523	-	56,937,199
Equity method investments	-	12,731,383	-	12,731,383
Total assets	11,980,175	70,394,152	1,468,088	83,842,415
Year ended June 30, 2019
Intangible assets, net	5,282,625	70,604,897	-	75,887,522
Equity method investments	-	51,717,719	-	51,717,719
Total assets	21,052,083	120,665,445	1,860,657	143,578,185

BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared by Predictive Technology Group, Inc. in accordance with U.S. generally accepted accounting principles ("GAAP") for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on June 30.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern.

The Company incurred a net loss attributable to common stockholders of $85,769,266 and net cash outflows from operations of $13,058,837 for the year ended June 30, 2020. At June 30, 2020, the Company had $331,228 of cash and negative working capital of $13,132,688. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily comprised of amounts due from sales of the Company's HCT/P products that are recorded at the invoiced amount, and deposits in transit from credit card processors. The allowance for doubtful accounts is based on the Company's best estimate of the amount of probable losses in the Company's existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

Inventories

Inventories consist primarily of laboratory supplies used in genetic testing performed by Predictive Laboratories, Inc. ("Predictive Labs") and HCT/Ps produced by Predictive Biotech, Inc. ("Predictive Biotech"). We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs, are expensed as incurred.

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

Leases

We have entered into operating and finance lease agreements primarily for office and laboratory facilities and laboratory equipment located in Salt Lake City, Utah with lease periods expiring between 2021 and 2023.

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

As of June 30, 2020, the Company had identified indicators of impairment for certain of its long-lived assets for certain of its long-lived assets and performed an impairment test related to those long-lived assets. An impairment charge of $10,041,556 was recorded related to assets acquired with Regenerative Medical Technologies, Inc. (see Note 5). There were no impairments for the year ended June 30, 2019.

Additional delays in the commercial launch of the Company's diagnostic products such as those that may result from a prolongation of the COVID-19 pandemic would adversely affect our business and potentially lead to additional impairment charges in the future.

Certain of the Company's patents are currently subject to litigation (see Note 13) to determine whether the seller of the patents had faithfully represented the nature of their ownership of patents that were sold to the Company. The seller of the patents represented that all rights, title, and interest to the patents was transferred to the Company as part of the sale.  However, the Company and its patent counsel have identified information in the US Patent and Trademark Office's (USPTO's) registry that calls into question whether the seller of the patents had all rights, title, and interest in the patents when they were sold to the Company. The Company raised these concerns with the seller of the patents but was unable to secure clear and satisfactory proof on a voluntary basis. These patents have a carrying value of $6,085,785 on our consolidated balance sheet as of June 30, 2020. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the patents.

Goodwill

We test goodwill for impairment on an annual basis and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition.  Impairment of goodwill is evaluated on a qualitative basis to determine if using a two-step process is necessary.  If the qualitative assessment suggests that impairment is more likely than not, a two-step impairment analysis is performed.  The first step involves comparison of the fair value of a reporting unit with its carrying amount. The valuation of a reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, market saturation and opportunity, changes in technology and operating cash flows.

Changes in our forecasts or decreases in the value of our common stock could cause book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit.  If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value.  If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

We have recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016.  All goodwill is included in the HCT/P segment. We measured the fair value of Predictive Biotech utilizing the discounted cash flow method under the income approach.  The income approach considered management's business plans and projections as the basis for expected cash flows for the next five years and a 3% long-term growth rate. We also used a weighted average discount rate of 20%. Other significant estimates used in the analysis include the profitability and working capital requirements of the reporting unit.  We noted the fair value of the Predictive Biotech reporting unit exceeded its carrying value, as the carrying value of the reporting unit was negative on the date of the impairment test. The fair value also exceeded the carrying value of the total assets of the reporting unit.  There were no impairments to goodwill during the years ended June 30, 2020 or 2019.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company's intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded impairment charges totaling $37,907,283 related to our equity method investment in Juneau Biosciences, LLC for the year ended June 30, 2020 (see Note 6). There were no impairments for the year ended June 30, 2019.

Paycheck Protection Program Loan

On May 6, 2020, Company received loan proceeds of $1,665,985 under the Paycheck Protection Program ("PPP") under a promissory note from a commercial bank (the "PPP Loan"). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. As amended, the CARES act provides that the loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP Loan is included in notes payable in the consolidated balance sheets. Should all or part of the PPP Loan be forgiven, the amount forgiven will be derecognized through other income in the period when forgiveness is granted by the governing authority.

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

	Year ended June 30,
	2020	2019
Deferred revenue – beginning balance	$469,376	$-
Increase due to deferral of revenue at period end	381,889	469,376
Decrease due to beginning contract liabilities recognized as revenue	(469,376)	-
Deferred revenue – ending balance	381,889	469,376

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

Income Taxes

Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.  Interest and penalties are included in benefit from income taxes on the consolidated statement of comprehensive loss, if applicable.

Deferred income tax assets are reduced by valuation allowances when necessary. Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss attributable to common stockholders for all periods presented, diluted net loss per common share is the same as basic net loss per common share for these periods.

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and is equal to net loss for the years ended June 30, 2020 and 2019.

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

During the years ended June 30, 2020 and 2019, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition, other than the impairment of our equity method investment in Juneau Biosciences, LLC described in Note 6.

Concentrations

The Company sells its HCT/P products through its sales force and through a network of distributors. For the years ended June 30, 2020 and 2019, the following distributors' sales to end customers comprised more than 10% of total sales:

	For the year ended
Distributor	June 30, 2020	June 30, 2019
Distributor A	34.5%	16.1%
Distributor B	*	11.0%
* Provided less than 10% for the period

There were no end customers comprising more than 10% of sales.

The Company obtains birthing tissue raw materials for its HCT/P products from several third-party suppliers. The following suppliers provided more than 10% of birthing tissues processed by our HCT/P segment:

	For the year ended
Distributor	June 30, 2020	June 30, 2019
Supplier A	26.1%	37.1%
Supplier B	31.2%	33.7%
Supplier C	*	12.4%
Supplier D	10.0%	*
* Provided less than 10% for the period

The Company's molecular diagnostic tests are performed on gene sequencing instruments that require reagents proprietary to the manufacturer of the instrument. Generally, the manufacturer is the sole source of key reagents for a given instrument.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance, as amended by subsequent ASUs, introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected all of the new standard's available transition practical expedients that are applicable.

The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases, other than for leases of real estate.

We recognized a right of use asset for operating leases existing on the transition date of $580,574.

In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04) which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 at the beginning of the fiscal year ended June 30, 2020. Adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

NOTE 2 BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

Inception DX, LLC

On August 22, 2018, the Company completed an asset acquisition pursuant to an agreement captioned "Securities Purchase Agreement" with the members of Inception DX, LLC ("Inception"), a Utah limited liability company. Under the terms of the agreement, the Company acquired Inception for 15,500,000 shares of common stock. Inception owns laboratory equipment, partial interest in database records for over 31,900,000 individuals for use in genetics research, 400,000 units in Juneau Biosciences, LLC, initial CLIA registration, CLIA lab protocols, and other assets. A shareholder and member of the Board of Managers of Juneau Biosciences, LLC, our equity method investee, was also a minority investor in Inception prior to the acquisition.

The stock issued was for cash, laboratory equipment, membership units in Juneau Biosciences, LLC ("Juneau units"), and trade secrets related to the DNA database and protocols related to a future use as a CLIA laboratory. The Juneau units were valued based on the value assigned when the Company entered into a subscription to purchase units of Juneau ($1.10 per unit).  The equipment will be depreciated over 5 years.  The proprietary data, DNA library, protocols, research, and methods are classified as trade secrets in our industry.  The Company will amortize the trade secrets over an estimated useful life of 15 years.

The stock price on August 22, 2018 was $0.92 per share, indicating a purchase price of $14,260,000 requiring allocation:

Assets:	Amount
Cash	$799,980
Lab equipment	1,177,750
Investment in non-controlling interest	440,000
Trade secrets	11,842,270
Total purchase price	$14,260,000

Taueret Laboratories, LLC Asset Purchase

On August 22, 2018, the Company entered into an agreement captioned "Asset Purchase Agreement" (the "Purchase Agreement") with Taueret Laboratories, LLC ("Taueret"), and its members. Under the terms of the Purchase Agreement, the Company issued warrants exercisable for 16,500,000 shares of the Company's common stock. The warrants were exercisable at fair market value of the Company's common stock on the closing date. In consideration for the warrants, the Company acquired (i) approximately 1,000 degenerative disc disease related DNA samples, related family records, relevant clinical records (including approximately 600 affected probands) and 800 ancestry matched control samples, (ii) whole exome sequencing data on approximately 300 degenerative disc disease samples, over 800 local controls, and published reference populations, together with initial analysis of the markers, (iii) project plan, study paperwork, promotional study and materials used in the research study, (iv) exclusive use of a DNA biobank that has a collection of over 300,000 samples for multiple diseases that the Company may target, (v) the remaining interest in database records for over 31,900,000 individuals for use in genetics research, and (vi) other assets. A shareholder and member of the Board of Managers of Juneau Biosciences, LLC, our equity method investee, was a controlling shareholder of Taueret.

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

Expected volatility was calculated from the historical volatility of the Company's common stock.

Regenerative Medical Technologies, Inc.

On December 19, 2018, the Company completed an asset acquisition via a merger with the stockholders of Regenerative Medical Technologies, Inc. ("RMT"), a Utah corporation. The Company acquired RMT for 10,000,000 shares of common stock. RMT holds various assets including (i) models, methods and protocols for collection of birthing tissue and DNA samples, (ii) patient registry models, methods and protocols to collect clinical outcomes and electronic medical records, and (iii) designs and methodologies relating to many initiatives that are complementary to anticipated product offerings and ongoing research, and (iv) other assets.

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

Taueret Laboratories, LLC Acquisition

On March 22, 2019, the Company completed the acquisition of Taueret Laboratories, LLC ("Taueret") pursuant to the Securities Purchase Agreement (as amended, the "Purchase Agreement"), dated January 1, 2019. Pursuant to the terms of the Purchase Agreement, the Company acquired all of the outstanding units of Taueret. The Company and its affiliates plan to use Taueret's CLIA-certified laboratory to perform diagnostic testing services. A shareholder and member of the Board of Managers of Juneau Biosciences, LLC, our equity method investee, was a controlling shareholder of Taueret prior to the acquisition.

The Purchase Agreement also specifies that the Company may, at its sole discretion, put certain patents related to the diagnosis and treatment of Preeclampsia (the "Preeclampsia IP") back to the members of Taueret at any time prior to December 31, 2020 (the "Preeclampsia Option"). On December 31, 2020, an additional payment of $8,547,000 in cash will become due if the Company has not exercised the Preeclampsia Option. After considering the relevant accounting guidance, we determined that the Preeclampsia Option was not part of the business combination with Taueret, because the Preeclampsia Option was included in the Purchase Agreement primarily to benefit the acquirer.

The Company acquired Taueret and the Preeclampsia Option for total consideration of $931,817, net of cash acquired of $85,964. The consideration was paid as 552,995 shares of the Company's common stock. The common stock was valued at the closing price on the date of the closing of the merger, adjusted for a 20% discount for lack of marketability related to a contractually stipulated lockup provision with a period of one year. The consideration was allocated between the business combination and the Preeclampsia Option on a relative fair value basis with $917,511 allocated to the business combination and $100,000 allocated to the Preeclampsia Option. The Preeclampsia Option was recorded in intangible assets and will be amortized on a straight-line basis over the period the option is exercisable.

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

NOTE 3 INVENTORIES

	As of	As of
	June 30,	June 30,
	2020	2019
Finished goods	$806,599	$918,199
Work-in-process	519,996	4,485,349
Raw materials and supplies	188,246	371,637
Total inventory on hand	$1,514,841	$5,775,185

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

	As of	As of
	June 30,	June 30,
	2020	2019
Computer equipment	$759,192	$530,815
Furniture	230,747	224,324
Lab equipment	2,215,409	2,469,652
Software	1,006,215	923,369
Leasehold improvements	1,008,713	870,098
Other fixed assets in progress	91,195	69,886
Lab equipment subject to capital lease	2,774,907	2,774,907
Total property, plant, and equipment	8,086,378	7,863,051

Accumulated depreciation	(2,022,744)	(862,851)
Accumulated depreciation – leased assets	(758,535)	(25,759)

Property, plant and equipment, net	$5,305,099	$6,974,441

Depreciation expense for the years ended June 30, 2020 and 2019 was $1,892,668 and $731,976, respectively, of which $732,775 and $25,759 related to the amortization of assets recorded under finance leases.

NOTE 5 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2020:
Licenses	$21,337,981	$(5,273,253)	$16,064,728	8.0
Patents	9,750,000	(3,664,215)	6,085,785	8.0
Trade Secrets	46,634,380	(17,397,933)	29,236,447	7.9
Other	411,000	(115,212)	295,788	10.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$83,387,812	$(26,450,613)	$56,937,199	8.0

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2019:
Licenses	$21,337,981	$(3,275,666)	$18,062,315	9.0
Patents	9,750,000	(2,899,510)	6,850,490	9.0
Trade Secrets	56,675,936	(11,339,601)	45,336,335	8.9
Other	411,000	(27,069)	383,931	11.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$93,429,368	$(17,541,846)	$75,887,522	9.0

Estimated future amortization expense related to intangible assets consists of the following as of June 30, 2020:

Year Ending June 30	Amount
2021	$7,332,946
2022	4,841,531
2023	4,841,531
2024	4,841,531
2025	4,841,531
Thereafter	24,983,679

Total amortization expense for the years ended June 30, 2020 and June 30, 2019, was $8,908,767 and $8,418,388, respectively. Amortization of intangible assets used in research and development for the years ended June 30, 2020 and 2019 of $3,240,941 and $2,429,926, respectively is included in depreciation and amortization on the consolidated statements of operations.

Impairment of Trade Secrets

As of June 30, 2020, the Company identified indicators of impairment related to the assets acquired with Regenerative Medical Technologies, Inc. (see Note 2). Specifically, development of the assets acquired has proceeded significantly more slowly than originally planned due to the departure of key personnel and related difficulties in obtaining patient consent required to use the acquired assets in the Company's research activities. The Company determined the fair value of the assets acquired to be $334,000 using the cost to recreate method, which resulted in an impairment charge of $10,041,556. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy. The impairment charge is included in loss on impairment in the consolidated statement of operations. The impaired assets and the related impairment charge is included in the Diagnostics and Therapeutics segment.

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

In March of 2018, the Company's licenses with Juneau were amended to expand the scope of the licenses to include the entire field of endometriosis and pelvic pain in consideration for the issuance of 1,000,000 shares of the Company's common stock and warrants exercisable for 14,000,000 shares of common stock at $0.80 per share.

An additional license fee of $2,000,000 is due and payable once the Company has received profits of $25,000,000 related to the intellectual property licensed under the agreement.

Under the license, as amended, (i) upon the commercial sale of the rights to the ARTguide™ or a license thereof we are required to issue to Juneau common stock with a market value of $2,500,000, (ii) Juneau receives a royalty of 50% of net profits as defined in the license agreement, (iii) we must have minimum sales of $12.5 million in the twelve month period beginning nine months after commercial launch, (iv) during the second year following launch we must have minimum sales of $30 million, and (v) during the third year following launch and each year thereafter we must have minimum annual sales of $60 million. If we fail to meet these metrics the license is null and void unless Predictive (a) presents written plan to Juneau describing how Predictive will use reasonable commercial efforts to improve sales and (b) Predictive agrees to spend an amount equal to the difference between the projected minimum sales and actual sales on an enhanced sales and marketing effort over the next year.

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

There was an associated adjustment to amortization expense. The fair value of the replacement warrants was determined using the following inputs to the Black Scholes model:

Risk-free interest rate	2.7%
Expected dividend yield	0%
Expected life (in years)	5.0
Expected volatility	150%

Companion diagnostic license

In addition to the license for the commercialization of assays and related services for the prognosis and monitoring of endometriosis in the infertility market, the Company entered into a license agreement with Juneau to use the assay as a companion diagnostic test in conjunction with endometriosis therapeutics that may be developed from intellectual property owned by the Company and Juneau.  This license agreement was amended and restated on August 1, 2016.

The agreement initially required a $250,000 license fee which was paid during 2013 and 2014.  A subsequent milestone payment of 250,000 shares of Company stock was paid to Juneau on October 19, 2016. If FDA approval is granted on any companion diagnostic test, a final milestone payment of $250,000 is due

The agreement requires a 2% royalty to be paid to Juneau on the sale of patented therapeutic products specifically covered by the agreement. The Company amortizes the licenses over the life of the underlying patents.

Goodwill

We have recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016. As part of our annual impairment test, we measured the fair value of Predictive Biotech utilizing the discounted cash flow method under the income approach.  The income approach considered management's business plans and projections as the basis for expected cash flows for the next five years and a 3% long-term growth rate. We also used a weighted average discount rate of 20%. Other significant estimates used in the analysis include the profitability and working capital requirements of the reporting unit.  We noted the fair value of the Predictive Biotech reporting unit exceeded its carrying value. The carrying value of the reporting unit was negative on the date of the impairment test.

NOTE 6 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company's investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of June 30, 2020	As of June 30, 2019

Carrying amount	$12,731,383	$51,717,719
Ownership percentage	48.3%	48.4%

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through September 30, 2021. The Company has the option to cancel the subscription.  If this option is exercised, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided under the subscription agreement and grants the Company the right to appoint a minority of Juneau's Board of Managers.  Should the Company elect not to fund the entire subscription, Juneau's obligations to the Company that are not related to the license agreements (see Note 5) will terminate.

On September 25, 2019, the Company and Juneau executed an amendment to the subscription agreement. The amendment reduced the total number of Class A Units purchased to 13,000,000 and changed the schedule of payments due under the subscription agreement. In addition, a receivable due from Juneau in the amount of $184,443 was applied to the subscription payable balance.

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned "Third Amended and Restated Subscription Agreement." Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the "Equity Payment") based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The schedule of payments as of June 30, 2020 under the amended agreement is as follows:

Year Ending June 30	Amount
2021	5,150,000
2022	2,056,610
$7,206,610

The Company is currently in arrears on payment on the subscription. Should Juneau declare the Company in default and cancel the subscription, our unpaid unit of Juneau would be cancelled.

Summarized financial information for the Company's equity method investee as of and for its fiscal year end is presented in the following table. Net Loss attributed to the Company is presented net of elimination of profits included in assets on the consolidated balance sheets arising from transactions between Juneau and the Company.

Juneau Biosciences, LLC	Year ended December 31, 2019	Year ended December 31, 2018
		(Restated)
License revenue (related party)	$-	$15,241,067
Gross profit	-	15,241,067
Income (Loss) from operations	(1,941,698)	10,464,425
Net income (loss)	(5,511,832)	9,172,623
Net loss attributable to Predictive Technology Group, Inc.	(1,059,423)	(1,200,238)

Juneau's financial statements for the year ended December 31, 2018 were restated to correctly account for revenue from sale of the Juneau license to the Company (see Note 5). As this transaction was eliminated in the determination of Juneau's loss attributable to the Company, there was no impact on the Company's financial statements.

Impairment

The Company reviews its equity method investment on a quarterly basis to determine whether a triggering event has occurred that could necessitate an impairment test. During the three months ended December 31, 2019, the Company's stock price declined from $1.67 per share to $0.73 per share, which was determined to qualify as a triggering event for impairment tests of our reporting units, intangible assets, and equity method investments. In addition, there had been delays in the commercialization of product licensed from Juneau. At June 30, 2020, the COVID-19 pandemic caused impediments to clinical research which are expected to further delay the commercialization of our genetic testing products. These factors triggered a second impairment test as of June 30, 2020.

For each of the impairment tests as of December 31, 2019 and June 30, 2020, we engaged a third-party valuation firm to assist us in determining whether the carrying value of our equity method investment had fallen below the carrying value. The valuations were performed using a combination of the cost approach, the income approach, and calibration of the fair values of the Company's operating segments and equity method investment to the Company's overall market capitalization. These valuation approaches use inputs that qualify as Level 3 in the fair value hierarchy. As a result of the valuation, it was determined that the fair value of our equity method investment had fallen to $35,329,167 at December 31, 2019, necessitating an impairment charge of $15,932,016 during the three months ended December 31, 2019.  At June 30, 2020, it was determined that the fair value of our equity method investment had fallen to $12,731,383, necessitating a further impairment charge of $21,975,267. The total impairment charges of $37,907,283 are included in loss on equity method investment in the consolidated statement of operations for the year ended June 30, 2020. The impairments were determined to be other than temporary based on the magnitude of the decline in fair value. There were no impairments during the year ended June 30, 2019.

NOTE 7 ACCRUED LIABILITIES

	As of	As of
	June 30,	June 30,
	2020	2019
Employee compensation and benefits	$1,493,484	$816,451
Income tax payable	110,649	58,371
Customer deposit	5,000,000	-
Other	1,442,681	982,949
Total accrued liabilities	$8,046,814	$1,857,771

The customer deposit of $5,000,000 relates to a partial deposit received from the distributor of the Company's Assurance AB™ product. Under the terms of the agreement with the distributor, the purchase order may not be cancelled and product may only be returned if damaged in transit or subject to a recall order. In an effort to expeditiously satisfy the Company's obligations under the agreement with the distributor, the Company paid the full amount of the partial deposit to the Company's U.S. supplier. The deposit paid to the supplier is included in other current assets on the consolidated balance sheets. If the Assurance AB test does not receive Emergency Use Authorization from the FDA, the deposit paid to the Company's supplier may become impaired. We have received preliminary correspondence from the FDA regarding our EUA and are responding to their inquiries. The Company will fulfill the purchase order upon receipt of the remaining deposit amount due from the distributor under the distribution agreement. As of the date of the financial statements, no additional deposits have been made. The customer has requested a refund of the deposit. See further discussion in Note 13.

NOTE 8 DEBT

Notes payable at June 30, 2020 and 2019 were as follows:

	As of	As of
	June 30,	June 30,
	2020	2019
Promissory notes	$3,305,234	$400,000
Revolving line of credit	200,000	-
Paycheck Protection Program Loan	1,665,985	-
Total notes payable	$5,171,219	$400,000
Less: Current portion	(705,234)	-
Total long-term notes payable	$4,465,985	$400,000

Maturities of notes payable are as follows:

Year Ending June 30	Amount
2021	705,234
2022	4,465,985
$5,171,219

Promissory notes

As of June 30, 2020, unsecured promissory notes with a face value of $2,600,000 were outstanding. The notes bear 12% simple interest and mature from November 2021 to March 2022.

On June 4, 2020, trade payables due to a vendor in the amount of $705,234 were converted into an unsecured note payable due on November 15, 2020. The note bears interest at 3% per annum, increasing to 5% if the note is not paid when otherwise due.

Revolving line of credit

In September 2019, the Company and an accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to $3,000,000. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

Paycheck Protection Program Loan

On May 6, 2020, Company received loan proceeds of $1,665,985 under the Paycheck Protection Program ("PPP") under a promissory note from a commercial bank (the "PPP Loan"). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company's operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on operations or mandates to provide products or services), impacts on the supply chain, and the effect on customer demand or changes to operations. In addition, the health of the Company's workforce and its ability to meet staffing needs are uncertain and is vital to its operations.

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under its Revolving Loan Agreement, the $2.8 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a lack of history of being able to access the capital markets. As a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The term of the Company's PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

Extinguishment

On December 31, 2019, four accredited investors agreed to accept repayment in equity shares for promissory notes with a face value of $8,420,000 and $720,000 outstanding under of the Revolving Loan Agreement, as well as $311,918 in accrued interest thereon. The debt was extinguished in full by issuing 12,947,833 shares of the Company's common stock based on the closing market price on December 31, 2019 of $0.73 per share.

Fair value

The fair value of the Company's outstanding debt obligations as of June 30, 2020 was $4,618,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 14.5%, which is classified as Level 2 within the fair value hierarchy.

NOTE 9 INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended June 30,
	2020	2019
Current:
Federal	$-	$-
State	52,382	58,499
Total Current	52,382	58,499
Deferred:
Federal	(19,833,466)	(4,562,066)
State	(5,581,466)	(853,846)
Change in valuation allowance	14,701,083	-
Total deferred	(10,713,849)	(5,415,912)
Total income tax benefit	$(10,661,467)	$(5,357,413)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2020	2019
Federal income tax benefit at the statutory rate (21% for the years ended June 30, 2020 and 2019, respectively)	$(20,277,280)	$(4,364,157)
State income taxes, net of federal benefit	(4,291,635)	(591,094)
Federal tax credits	(75,871)	(90,938)
Share based compensation	(1,019,947)	(88,400)
Bargain purchase gain	-	(76,372)
Valuation allowance	14,701,083	-
Other, net	302,183	(146,452)
	$(10,661,467)	$(5,357,413)

The significant components of the Company's deferred tax assets and liabilities were comprised of the following:

	Year ended June 30,
	2020	2019
Deferred tax assets, net:
Net operating loss carryforwards	$12,870,042	$2,421,965
Stock compensation expense	5,776,721	4,846,769
Federal tax credits	306,515	90,938
Outside investments	4,072,324	-
Other deferred tax assets	488,985	320,086
Less valuation allowance	(14,701,083)	-
Total deferred tax assets	8,813,504	7,679,758
Deferred tax liabilities:
Property, plant, and equipment	(1,271,154)	(1,451,262)
Intangible assets	(7,564,419)	(11,935,159)
Outside investments	-	(5,308,082)
Other deferred tax liabilities	(278,827)	-
Total deferred tax liabilities	(9,114,400)	(18,694,503)
Net deferred tax liability	$(300,896)	$(11,014,745)

At June 30, 2020, the Company had deferred tax assets associated with federal net operating loss carryforwards of $50,552,845 that do not expire and state net operating loss carryforwards of $35,944,124 that expire in 2029.

NOTE 10 WARRANTS & STOCKHOLDERS' EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 12). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

On August 30, 2018, the Company entered into an agreement captioned "Consulting Agreement" with Avira Financial, LLC whereby Avira will be performing various business development, marketing, and consulting services for the Company. In consideration for these services, the Company granted warrants to Avira exercisable for 5,250,000 shares of the Company's common stock with a strike price of $0.92. Warrants to acquire 250,000 shares vested upon issuance and the remainder of the warrants vest in three equal annual installments, subject to accelerated vesting upon the occurrence of certain events. The warrants expire on the earlier of (i) the five year anniversary of the date of issuance or (ii) the date the Consulting Agreement is terminated. The consulting agreement was terminated in February 2020.

On January 18, 2019, the Company entered into an agreement with a fertility clinic for services related to the development of our gene-based diagnostic tests. In consideration for these services, the company granted 900,000 warrants with a strike price of $1.01, 250,000 of which vested immediately. The remainder vest based on various performance milestones set forth in the agreement.

On March 7, 2019, The Company entered into an agreement with a consultant for business development services. In consideration for these services, the Company granted warrants to the consultant exercisable for 3,500,000 shares of the Company's common stock with a strike price of $1.35. Warrants to acquire 1,000,000 shares vested upon issuance, and 750,000 warrants vest upon the Company's listing on a major stock exchange. The remaining 1,750,000 warrants vest in five equal quarterly tranches of 350,000 options starting on September 1, 2019.  The warrants expire five years from the date of issuance.

On June 15, 2020, the Company entered into an agreement with a consultant for services. The consultant is an accredited investor. In consideration for these services, the Company issued 200,000 shares of our common stock and 300,000 warrants to purchase our common stock at an exercise prices of $0.35. The warrants vest in eighteen equal monthly installments and expire five years from the date of issuance.

The following is a summary of warrant activity from June 30, 2019 through June 30, 2020:

			Weighted
	Number of	Weighted Average	Average Remaining	Aggregate Intrinsic
	Warrants	Exercise Price	Contractual Life	Value
Outstanding June 30, 2019	68,253,520	$0.78	3.6	$261,010,432
Granted	1,550,000	1.46	8.4	-
Exercised	(9,223,605)	0.50	2.2	-
Forfeited/Cancelled	(7,486,395)	0.82	2.8	-
Outstanding June 30, 2020	53,093,520	$0.84	2.8	$21,000
Exercisable June 30, 2020	51,123,520	$0.83	2.8	$-

Net tax benefits from warrants issued for services that were exercised during the years ended June 30, 2020 and 2019 of $2,116,687 and $862,500 are included in benefit from income taxes on the consolidated statement of operations.

The weighted average grant date fair value of warrants granted during the years ended June 30, 2020 and 2019 was $1.35 and $0.99, respectively.

Following the adoption of ASU 2018-07, compensation expense for warrants issued in exchange for services are recognized in a manner consistent with employee options granted under the 2015 Stock Option Plan (see Note 12) and measured using the Black-Scholes option pricing model. Share based compensation expense related to warrants and shares issued outside of the 2015 Stock Option Plan for the years ended June 30, 2020 and 2019 was $4,040,283 and $4,643,861, respectively, recognized in the statement of operations as follows:

	Years Ended June 30,
	2020	2019
General and administrative	$1,947,431	$4,212,486
Research and development	2,092,853	431,375
Total share-based compensation expense	$4,040,283	$4,643,861

Unrecognized compensation cost related to warrants issued for services was $509,189 and is expected to be recognized over a weighted average period of 0.51 years.

NOTE 11 LOSS PER COMMON SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share for the following periods consisted of the following:

	Net Loss Attributable to Common Stockholders	Weighted Average Common Shares Outstanding	Per Share Amount
Year ended June 30, 2020
Basic and diluted loss per share	(85,769,266)	290,251,062	$(0.30)
Year ended June 30, 2019
Basic and diluted loss per share	(15,305,170)	265,526,265	$(0.06)

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows:

	As of June 30,
	2020	2019
Warrants for common stock	53,093,520	68,253,520
Options issued pursuant to the 2015 Stock Option Plan	30,014,704	24,407,750
	83,108,224	92,661,270

NOTE 12 STOCK OPTION PLAN

In 2015 a Stock Option Plan was adopted to advance the interests of the Company and its stockholders by helping the Company obtain and retain the services of employees, officers, consultants, independent contractors and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. Eligible participants include employees, officers, certain consultants, or directors of the Company or its subsidiaries.

The number of shares, terms, and vesting periods are determined by the Company's Board of Directors or a committee thereof on an award-by-award basis. Awards provided under the Plan generally vest in three equal annual installments. The maximum term of options issued under the plan is 10 years from the date of grant. The aggregate number of shares of Option Stock that may be issued pursuant to the exercise of Options granted under this Plan will not exceed fifteen percent (15%) of the total outstanding shares of the Company's common stock. The Company settles exercises of stock option awards by issuing new shares. Forfeitures are recognized as they occur.

On March 20, 2020, the Company issued 5,000,000 options to a consultant in connection with the Company's Assurance AB™ COVID-19 antibody test. The first 1,000,000 options vested immediately, with the remaining options vesting in three equal annual tranches. The award is also subject to accelerated vesting based on the achievement of certain revenue milestones pertaining to Assurance AB™, and the related expense will be recognized on an accelerated basis if and when the probability of achievement of the revenue milestones is assessed as being greater than 70%.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The assumptions used in the model were as follows:

	Years Ended June 30,
	2020	2019
Risk–free interest rate	0.3-1.9%	2.1-2.9%
Expected volatility	144.2-155.3%	144.6-158.0%
Expected term (in years)	5.0-6.0	5.3-6.3
Expected dividend yield	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  Expected volatility is based on the actual historical annual volatility of the Company's common stock.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

A summary of option activity is as follows for the fiscal year ended June 30, 2020 and the fiscal year ended June 30, 2019:

	June 30, 2020		June 30, 2019
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of period	24,407,750	$1.74	4,938,500	$0.78
Options granted	8,801,954	0.80	20,565,500	1.93
Less:
Options exercised	-		(5,000)	0.94
Options canceled or expired	(3,195,000)	1.79	(1,091,250)	0.95
Options outstanding at end of period	30,014,704	$1.47	24,407,750	$1.74
Options exercisable at end of period	12,430,624	$1.43	5,319,583	$1.21

The following table summarizes information about stock options outstanding at June 30, 2020:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	outstanding	average	Weighted	exercisable	Weighted
Range of	at	remaining	average	at	average
exercise	June 30,	contractual	exercise	June 30,	exercise
Prices	2020	life (years)	price	2020	price
$0.44 – 1.00	12,148,404	8.1	$0.66	5,793,290	$0.71
1.01 - 2.06	1,982,800	9.2	1.54	274,500	1.43
2.07 – 3.30	15,883,500	8.8	2.08	6,362,834	2.08
	30,014,704	8.5	$1.47	12,430,624	$1.43

As of June 30, 2020, the aggregate intrinsic value of outstanding options and exercisable options was zero.

As of June 30, 2020, there was $20,603,994 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 2.00 years.

For the years ended June 30, 2020 and 2019, the Company granted 8,801,954 and 20,565,500 stock options, respectively, at a weighted-average grant date fair value per option equal to $0.71 and $1.80, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. Share-based compensation expense (reversal) for awards issued under the 2015 Stock Option Plan recognized and included in the consolidated statements of operations for the fiscal years ended June 30, 2020 and 2019 were as follows:

	Year ended June 30,
	2020	2019
Cost of goods sold	$989,256	$1,340,689
Selling and marketing	681,263	401,036
General and administrative	9,972,775	4,668,242
Research and development	(31,667)	601,667
Loss on equity method investment	270,000	-
Total share-based compensation expense	$11,881,627	$7,011,634

NOTE 13 COMMITMENTS AND CONTINGENCIES

Licenses

The Company has commitments under license agreements which are described in Note 5.

Leases

On October 10, 2019, substantially all of the Company's operating leases of office and laboratory space were amended to extend the expiration dates of the leases to September 30, 2021. The Company also leased an additional 6,711 square feet of office and storage space that commenced on November 1, 2019 and expires on September 30, 2021.

In March 2019, the Company entered into finance leases of laboratory equipment.  The validation process for the leased equipment was completed and payments commenced in October 2019.  The leases expire in September 2023, at which time the Company has the option to purchase the leased equipment for one dollar.

The table below presents the maturities of lease obligations under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2021	979,071	748,361	1,727,432
2022	246,888	740,798	987,686
2023	-	167,719	167,719
2024	-	-	-
2025	-	-	-
Total cash payments	1,225,959	1,656,878	2,882,837
Less: Imputed interest	(68,108)	(145,773)	(213,881)
Total lease liability	$1,157,851	$1,511,105	$2,668,956

Lease information for the year ended June 30, 2020 is as follows:

Year ended June 30, 2020
Lease cost
Finance lease cost
Amortization of right of use assets	$732,775
Interest on lease liabilities	113,972
Operating lease cost	800,822
Short-term lease cost	92,608
Total lease cost	$1,740,177

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$113,972
Operating cash flows from operating leases	806,333
Financing cash flows from finance leases	504,937

Weighted average remaining lease term - finance leases (Years)	2.11
Weighted average remaining lease term - operating leases (Years)	1.25
Weighted average discount rate - finance leases	8.06%
Weighted average discount rate - operating leases	8.63%

Lease expense under operating leases was $648,932 for the year ended June 30, 2019.

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At June 30, 2020, the Company had taken delivery of consumables worth $209,468 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the consolidated balance sheet. Remaining payments due under the purchase commitment total $693,355 during the year ending June 30, 2021.

Legal proceedings

On or about July 13, 2018, RTJ, LLC and two of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Jack Turner, Jr., an employee of Predictive Biotech, Inc. The plaintiffs had acted in a distributor capacity. The relationship was terminated. Plaintiffs are alleging breach of contract, promissory estoppel, unjust enrichment, fraud, breach of fiduciary duty, defamation, false light, and tortious interference. Based on the information available to us, we do not believe any of the RTJ proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014 Surgenex contracted with Utah Cord Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in the doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid's employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about July 12, 2019, Predictive Technology Group, Inc. and Predictive Therapeutics, LLC, a subsidiary of Predictive Technology Group, Inc. filed a lawsuit against Michael Schramm (Schramm). Schramm entered into an agreement to sell us certain patents and patent applications in consideration for equity securities. Schramm represented that he owned all rights, title, and interest in and to the intellectual property. We were subsequently advised by our patent counsel that, while the patents are registered with the US Patent and Trademark Office in the Company's name, the Company may not have a full interest in the patents. An unrelated third-party law firm placed a lien on the patents due to non-payment of legal fees by a third-party entity to whom certain assets were sold by another third-party entity that originally owned the patents.  The Company raised these concerns with Schramm, who did not provide satisfactory evidence confirming that the Company had sole title to the patents.  We sued Schramm for breach of contract, conversion and on other legal theories and are seeking, among other things, rescission of the purchase and sale transaction. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the said patents. Schramm filed a counterclaim against us and Bradley C. Robinson, our Chief Executive Officer and Transfer Online, Inc., our transfer agent. Schramm is alleging he did not make any false representations. He is alleging, among other things, that various parties involved in the transaction committed breach of contract, conversion, violations of Nevada state law for failure to transfer securities, breach of fiduciary duty, tortious interference, and civil conspiracy.  Based on the information available to us, we do not believe the Schramm proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the counterclaim, have not discovered any evidence of wrongdoing with respect to the allegations in the counterclaim and will vigorously prosecute our claims against Schramm.

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. There can be no assurance that we will be successful in pursuing these claims.

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey was given all of the Company's SEC filings as part of his due diligence. Mackey, through counsel, sent a letter demanding rescission of his investment. He is alleging that Predictive failed to disclose material information in connection with its investment and has threatened a lawsuit for securities fraud. To date, no lawsuit has been filed. We deny the allegations in the demand letter and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of June 30, 2020 are included in accounts payable in the consolidated balance sheets.

In June 2020, Wellgistics, LLC, the distributor of the Company's Assurance AB product, requested that the partial deposit paid on their non-cancellable purchase order of $5 million (see Note 7) be returned. As the purchase order is contractually non-cancellable and the Company performed on the order in good faith by transmitting the deposit to the Company's supplier, the request to return the deposit was not honored. To date there has been no legal action taken by either party.

As of June 30, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

FDA Warning Letter

We received a Warning Letter from the FDA on August 17, 2020 regarding the marketing of our allograft product, CoreCyte. The letter alleges inappropriate marketing of CoreCyte as a treatment for COVID-19 and challenges the eligibility of CoreCyte for regulation under section 361 of the Public Health Service Act. Products regulated solely under section 361 of the Public Health Service Act do not require premarket approval. The Company is currently working with the FDA to address the concerns raised in the Warning Letter to the FDA's satisfaction. While the Company believes that it has complied with all applicable regulations to date, certain potential findings or interpretations by the FDA with regard to the regulatory character of CoreCyte could have a material adverse effect on our business or financial condition. For example, the Company may be required to accelerate the filing of an Investigational New Drug (IND) application, cease sales and marketing of CoreCyte, or both. CoreCyte represented 71.5% of the Company's sales for the year ended June 30, 2020.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus ("COVID-19"), a respiratory illness first identified in Wuhan, China, a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, are taking additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company experienced operational and financial impacts from the COVID-19 pandemic beginning late in the third quarter of fiscal 2020, including the impact of stay-at-home mandates and related safety measures such as the delay of elective medical procedures, resulting in a decline in the volume of procedures using the Company's products. The Company has implemented cost cutting measures, including a headcount reduction in April 2020 in the HCT/P segment of approximately 50%. Severance costs related to the reduction in force were $127,504 and were fully paid as of June 30, 2020.

The severity of the material impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The impact of COVID-19 on the Company's results of operations and cash flows has been material and is expected to continue to be material, at least in the short term. Given the dynamic nature of this situation, the Company is currently unable to accurately predict the impact of COVID-19 on its future operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential impairments.

Past due payments

As of June 30, 2020, many of the Company's obligations were significantly past due. As a result, our creditors may have grounds to take adverse action against the Company, including but not limited to lawsuits and seizure of collateral. Any such actions taken by our creditors could have material adverse impact on our operations or financial condition.

NOTE 14 EMPLOYEE DEFERRED SAVINGS PLAN

The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are covered by the plan. The Company makes matching contributions with the employer's contribution not to exceed 4% of the employee's compensation. Costs related to these plans were $255,924 and $105,348 for the years ended June 30, 2020 and 2019, respectively.

NOTE 15 SUBSEQUENT EVENTS

Notes payable

In July and August, the Company issued promissory notes to an accredited investor in the amount of $1,000,000. The notes bear interest at 15% per annum and mature on September 21, 2020. The notes are secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test.

On September 25, 2020, the Company and the same accredited investor amended and restated the outstanding notes and increased the principal amount by $2,000,000 to a total of $3,000,000. The amended promissory note bears 15% simple interest. No payments on the amended promissory note are due until September 2021, at which time monthly payments equal to 1/36th of the outstanding principal and interest amount shall commence. Interest accruing prior to September 2021 will be added to the principal amount. Any remaining principal and interest shall be due on September 30, 2022. The amended promissory note is secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test and may be prepaid without penalty.

The Company entered into a Consulting Agreement with the accredited investor on the same date that the promissory notes were amended. The Company will provide various services in connection with the accredited investor's COVID-19 testing business, including technical consultation and sales lead generation. The Company may earn up to $1,000,000 in milestone payments and shall earn a commission of 5% of the accredited investor's sales generated from sales leads provided by the Company. Amounts earned under the Consulting Agreement shall first be applied to any balance outstanding under the amended promissory notes. The Company's total compensation under the Consulting Agreement is capped at $4,000,000. The agreement may be cancelled by the accredited investor without penalty.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

1.  Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

2.	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019 a material weakness over financial reporting related to insufficient controls over the accounting for the income tax effects of business combinations and asset acquisitions. During the current fiscal year, we implemented changes to our processes and controls over the accounting for income taxes. As a result, we believe this material weakness has been sufficiently remediated.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020, due to the following material weaknesses:

• The Company has a material weakness in the design and operation of its controls regarding its accounting for its equity method investment, including the proper elimination of intercompany profit included in assets acquired by the Company from its equity method investment and possible impairment of the investment. The identification of intercompany profit to be eliminated and the identification and compilation of data, assumptions, and computations used to determine the estimated fair value is not sufficiently precise in its preparation and review to identify misstatements that could become material.

• Separately, the Company has a material weakness in the design and operation of its controls over the timely recording of forfeitures of share-based compensation awards and the application of the amortization method used to recognize expense related to share based compensation awards, which could become material.

• The Company has a material weakness in the design and operation of its controls related to the timely execution of contracts.

A "material weakness" is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3.	Plan to Remediate Material Weaknesses

We plan to enhance existing controls and design and implement new controls applicable to our equity method accounting, to ensure that our equity method investment balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. We are in the process of implementing a software solution to automate the accounting for share based compensation awards. We are also planning to enhance our controls over the recording of forfeitures to ensure that forfeitures are recorded timely. Lastly, we plan to enhance existing controls and design, and implement new controls to ensure that contracts and agreements are executed timely and that executed copies of contracts are retained

We plan to devote significant time and attention to remediate the above material weakness as soon as reasonably possible. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design and operation of our controls. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.

4.	Change in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter or year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
John Sorrentino	65	Chairman of the Board of Directors

Ron Barhorst	63	Director
Senator Orrin G. Hatch	86	Director
Bradley Robinson	51	Chief Executive Officer/President/Director

Michael Dey, Ph.D.	68	CEO Predictive Therapeutics, LLC/Director

Simon Brewer	42	Chief Financial Officer /Treasurer

Paul Evans	57	Chief Operating Officer

Eric Olson	56	Executive Vice President Predictive Technology Group, Inc./Chief Executive Officer – Predictive Biotech, Inc.

Michael Herbert	58	Executive Vice President – Predictive Technology Group, Inc./Vice President, Marketing – Predictive Biotech, Inc.

BIOGRAPHY

John Sorrentino was elected as Chairman of the Board in October of 2018.  Mr. Sorrentino served as Vice President & Chief Operating Officer, Pfizer Vaccine Research & Development, until his retirement in April 2019. At Pfizer, Mr. Sorrentino was responsible for the strategic deployment and management of financial, physical, and human resources across nine vaccine research & development sites in seven countries. Mr. Sorrentino manages a broad mix of financial, facility, staffing clinical testing and systems initiatives to support the vaccine portfolio. These efforts span the entire research and development life cycle from early-stage discovery projects through product-registration activities. Mr. Sorrentino was a member of the leadership team that developed and licensed Prevnar 13, the most commercially successful vaccine franchise in history. In his role with Pfizer, Mr. Sorrentino also managed clinical laboratory services and developed staffing, capital, contracting and other assay-strategies required to assess human immune responses to vaccine candidates and to support vaccine label claims. As Pearl River Site Head, Mr. Sorrentino managed a broad spectrum of site operations. He directed external communications, community relations, colleague enrichment/engagement, diversity, and other site-related programs. Mr. Sorrentino has more than 35 years of senior management experience in the life-sciences.  He has held leadership roles in private and public companies as well as government and non-profit institutions focused on improving the public health.  Prior to joining Wyeth/Pfizer in 2003, Mr. Sorrentino held executive management positions in several organizations that provided neonatal screening and related clinical services.  In these roles, Mr. Sorrentino pioneered laboratory advances to create efficiency and competitive advantage that led to the expansion of neonatal screening for treatable genetic conditions throughout the world. During his career, Mr. Sorrentino has held final profit and loss responsibility for several organizations and he has been a founder of three companies.  He has led mergers and acquisitions and developed successful exit strategies for founders.  Mr. Sorrentino has also been a registered lobbyist appearing before state legislators, the US congress, and professional societies on a variety of health care and other policy issues. Mr. Sorrentino earned his BA in Chemistry from the University of Massachusetts and MBA from Northeastern University.

The Board of Directors has determined that Mr. Sorrentino's extensive business and leadership experience in the life sciences industry qualifies him to serve as a member of our Board of Directors.

Mr. Ron Barhorst has been a director since March 2019. Mr. Barhorst worked for ING and ING's predecessor companies for 25 years. During his tenure he held a broad array of roles. Most recently Mr. Barhorst was the President and CEO of three (3) broker dealers; ING Financial Advisers, LLC, ING Investment Advisors, LLC, and Systematized Benefits Administrators, Inc. He was also the head of ING's financial advisory business in the US. Mr. Barhorst retired from ING on December 31, 2012. His early career with ING was dedicated to the development of the qualified retirement plan market. Ron's roles included Regional Manager, District Manager, Regional Vice President and National Head of Health, Education, and Government Sales. Much of his career included appointments to various company boards, and executive level committees. He was also responsible for a large portion of ING's U.S. based securities registered representative distribution.

Prior to joining ING, Ron worked as the Head of Residential Services for the Montgomery County (Ohio) Board of Mental Retardation and Developmental Disabilities and was a member of the Governor's council on deinstitutionalization. Ron created a not-for-profit company, Choices in Community Living, Inc., where he served as the Executive Director. Ron has served on numerous not-for-profit boards including the California Business Roundtable for Education Excellence. He is currently the Chairman of the California State University Board of Governors (system wide foundation) and head of the Executive Committee. Ron has held Chairmanship for the past ten (10) years and has been a member of the board since 2000. Ron is a 1982 graduate of  Wright State University and holds a degree in Biology. Ron and his wife, Mitzi, who is also a 1982 graduate of Wright State University, live in Waterford Connecticut.

The Board of Directors has determined that Mr. Barhorst's extensive business and leadership experience on several board of directors and financial expertise qualifies him to serve as a member of our Board of Directors.

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

Mr. Bradley Robinson was appointed CEO of Predictive Technology Group, Inc. in March, 2015. Mr. Robinson brings operational, business development and financing experience to Predictive Technology Group, Inc. The majority of this experience was developed during early stage structuring of ventures in the areas of pharmaceuticals, medical device and information technology. He was a founding member of LifeCode Genetics, LLC in 2011 and Predictive Therapeutics, LLC in 2013, both of which are now wholly owned subsidiaries of the Company. Mr. Robinson has been a founding member of other ventures in healthcare, one of which, Specialized Health Products International, Inc., was publicly traded until its acquisition in March of 2008 by C.R. Bard.  Mr. Robinson was the CEO and co-founder of Infusive Technologies, LLC from November, 2004 until September, 2008 when it was acquired by Sagent Pharmaceuticals, Inc., a specialty injectable pharmaceutical products company. As part of the acquisition, Mr. Robinson became President of the medical device division of Sagent Pharmaceuticals. He left Sagent Pharmaceuticals in 2010 to become Vice President of Business Development of Juneau Biosciences, which develops and commercializes genetic tests related to women's healthcare.  He was responsible for developing strategic partnerships and the company's capitalization. Mr. Robinson studied accounting at the University of Utah and earned an MBA/MIM from the Graduate School of International Management (Thunderbird).

The Board of Directors believes Mr. Robinson's extensive leadership, executive, managerial, business and healthcare industry experience qualifies him to serve as a member of our Board of Directors. In addition, Mr. Robinson's day-to-day management and intimate knowledge of our business and operations provide our Board with an in-depth understanding of the Company.

Mr. Michael Dey, Ph.D., was elected as a member of the Board of the Company and CEO of Predictive Therapeutics, a wholly-owned subsidiary of the Company, in June of 2016. Prior to joining Predictive Therapeutics, Dr. Dey was an executive at Wyeth where he was the President of Scientific Affairs for Wyeth's Women's Health Care business. Prior, Dr. Dey was the President of Wyeth Women's Health Care which he managed for 7 years. Dr. Dey had worldwide responsibility for this consolidated unit of more than $3 billion annually that included all of Wyeth's Women's Health Care resources globally. Prior to his leadership role in women's health care he served as Vice President, General Manager of ESI Pharma, Inc. In 1995, with Wyeth's acquisition of American Cyanamid and Lederle Standard Products, Dr. Dey became President of ESI Lederle, Inc.  As President of ESI Lederle, his responsibilities included directing one of the largest generic drug companies in the U.S. with more than $500 million in sales, approximately 150 employees in R&D and 100 employees in Marketing and Sales. ESI Lederle sold both oral and injectable products that included Tubex®, the prefilled syringe delivery system. Dr. Dey received a BS in Biology/Chemistry from Western Washington University, an MS degree in Pharmacology-Toxicology from the University of California, Davis, and a PhD in Pharmacology-Toxicology from Washington State University.

The Board of Directors believes that Dr. Dey is qualified to serve on our Board of Directors due to his extensive experience within the field of drug discovery and development, his broad leadership experience on various boards, and his financial expertise with life sciences companies.

Mr. Simon Brewer, CPA, was appointed to the Company's Chief Accounting Officer in January of 2018, and Chief Financial Officer in July of 2018.  Prior to joining our Company, Mr. Brewer served as Chief Financial Officer of Norbest, LLC from 2016 to 2017, where he was responsible for Norbest's finance, accounting, HR, and IT functions.  Prior to joining Norbest, Mr. Brewer was Vice President, Finance and IT for Wilson Electronics, LLC from 2013 to 2016. Reporting directly to the CEO of Wilson Electronics, Mr. Brewer oversaw significant growth for the electronics company operating in all 50 states and internationally in several countries.  Mr.  Brewer assisted heavily in building scalable processes, modernizing the business, international growth in Asia, and an acquisition of a main competitor. Before that, he was Senior Director and Corporate Controller for Backcountry.com, Inc. from 2009 to 2013. Mr. Brewer implemented Sarbanes Oxley when Backcountry.com was purchased by a publicly traded Company, Liberty Interactive, as well as started the FP&A function for modernizing data driven decision making.  Mr. Brewer started his accounting career as a CPA for KPMG LLP from 2005 to 2009, working on audits, IPOs, bankruptcies, divestitures, and acquisitions. Mr. Brewer received his BA and Masters of Accounting degrees, along with a minor in Russian, from The University of Utah. Mr. Brewer is a CPA licensed in Utah and Nevada.

Mr. Paul Evans was appointed Chief Operating Officer in June of 2018. Prior to joining the Company, Mr. Evans was Vice President of Intellectual Property at Vivint, Inc. from 2014 to 2015, where he led the development, management, and enforcement of Vivint's intellectual property portfolio across the company's entire platform of smart home solutions, including security and surveillance, smart home control, wireless internet, and cloud storage. From 2010 to 2013, Mr. Evans was General Counsel, Executive VP of Corporate Development, and Chief Governance and Compliance Officer at InTouch Health, a leading provider of telehealth enterprise network and managed services to hospitals and healthcare systems for the delivery of specialty clinical care to patients. Prior to joining InTouch Health, Mr. Evans was an attorney with Stoel Rives LLC from 2008 to 2010.  From 2000 to 2008, he was General Counsel, VP of Business Development, Chief Governance and Compliance Officer of Specialized Health Products International, Inc., a medical device company acquired by C.R. Bard in 2008. Mr. Evans earned his BS in Mechanical Engineering, JD, and MBA degrees from The University of Utah.

Mr. Eric Olson is Executive Vice President, and the founder and Chief Executive Officer of Predictive Biotech, Inc., since he joined the Company in 2016. His previous experience includes over 25 years developing and commercializing innovative technologies in devices, diagnostics, biologics, and biomaterials. The last 8 years of his career, Mr. Olson has served in the role of either President, Chief Executive Officer or Board Member. Prior to joining Predictive Technology Group, Mr. Olson was the President and CEO for Cupertino, CA based Skeletal Kinetics. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. Previous to that, Mr. Olson was the President, CEO and Board Member for Amedica Corporation. Amedica manufactured and distributed cortical and cancellous silicon nitride ceramic interbody devices for spine. In addition, the company distributed a line of HCT/Ps designed to work in conjunction with the ceramic biomaterial. Mr. Olson took Amedica Corporation public in 2014. Mr. Olson began his career with Smith & Nephew and has worked with Johnson & Johnson, Medtronic and Wright Medical in Sales and Marketing leadership roles. Mr. Olson earned his BS in Behavioral Science and Health Administration degrees from The University of Utah.

Mr. Michael Herbert was appointed Chief Marketing Officer in February of 2017. Prior to joining our Company, Mr. Herbert was Chief Marketing Officer at Flagship Health Group 2011 to 2017, where he worked with many of the top insurers on their go-to-market strategies. Mr. Herbert's focus has been on strategic brand building, channel alignment, product development and positioning across a broad spectrum of health care and consumer companies. He has held senior leadership and ownership positions in early through mid stage companies, including Bianchi (SVP Sales and marketing 1984 – 1996), Castelli (CEO, 1996 – 2004), Shock Doctor (Chief Sales and Marketing Officer 2004 – 2009), and DreamGuard (Chief Sales and Marketing Officer 2009 – 2011), leading to multiple successful transactions. Mr. Herbert resigned in July 2020.

BOARD OF DIRECTORS AND COMMITTEES

All Directors hold their office until the next annual meeting of stockholders or until their successors are duly elected, and qualified.  Any vacancy occurring on the Board of Directors may be filled by the stockholders, or the Board of Directors.  A Director elected to fill a vacancy is elected for the unexpired term of his predecessor in office.  Any Directorship filled by reason of an increase in the number of Directors shall expire at the next stockholders' meeting in which Directors are elected, unless the vacancy is filled by the stockholders, in which case the term shall end on the later of (i) the next meeting of the stockholders or (ii) the term designated for the Director at the time of creation of the position being filled.

Board's Role in the Oversight of Risk Management

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

Each of the Board's committees also oversees the management of risks that are under each committee's areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating and Governance Committee oversees our compliance policies, Code of Conduct, conflicts of interest, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner the Board is able to coordinate its risk oversight.

Committees

The Company has a Compensation Committee, Audit Committee, and a Nominating Committee. Each committee consists entirely of independent directors. The Board has adopted charters for these committees.  We post on our website at www.predtechgroup.com the charters of our Audit and Compliance, Compensation and Nominating Committees, our Code of Ethics, and any amendments or waivers thereto. We will provide to any person without charge, upon request, a copy of the charter for any of our committees.   The information contained in our website shall not constitute part of this filing.

Audit Committee

The Audit and Compliance Committee meets to review and discuss our accounting practices and procedures with management and independent public accountants and to review our quarterly and annual financial statements. The Audit and Compliance Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing, and reporting practices. The Audit and Compliance Committee's primary duties include reviewing the scope and adequacy of our internal accounting and financial controls; reviewing the independence of our independent registered public accounting firm; approving the scope of our independent registered public accounting firm's audit activities; approving the fees of our independent registered public accounting firm; approving any non-audit related services; reviewing the audit results; and reviewing our financial reporting activities and the application of accounting standards and principles. Prior to the formation of the Audit and Compliance Committee, the Board performed these functions.

The members of the Audit and Compliance Committee are Ron Barhorst and John Sorrentino. Each member of the audit committee, in addition to being independent under the standards of NASDAQ, is independent under the standards of the Securities and Exchange Commission's rules and regulations pertaining to listed company audit committees. The Board of Directors has determined that Ron Barhorst is an "audit committee financial expert" in accordance with applicable rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the nomination of our directors. The Nominating Committee selects, evaluates, and recommends to the full Board of Directors qualified candidates for election to the Board of Directors. The members of the Nominating Committee are John Sorrentino (Chairman) and Ron Barhorst. Prior to the formation of the Nominating Committee, the Board performed these functions.

The Board of Directors will consider recommendations by stockholders for director nominees if the names of those nominees and relevant biographical information are submitted in writing to our company's Secretary in the manner described for stockholder nominations below under the heading "Stockholder Proposals." The Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. Although the Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company's business. All director nominations, whether submitted by a stockholder, the Nominating Committee, or the Board of Directors, will be evaluated in the same manner.

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

Compensation Committee

The Compensation Committee is responsible for overseeing, reviewing, and approving our executive compensation and benefit programs and administers the Company's equity incentive plans for employees. Under its charter, the Compensation Committee may delegate authority to subcommittees of the Compensation Committee or to executive officers of the Company, particularly the President and CEO with respect to compensation determinations for persons who are not executive officers of the Company. The members of the Compensation Committee are Ron Barhorst (Chairman), and John Sorrentino.

Our compensation objectives for executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of our company;

●	to use incentive compensation to reinforce strategic performance objectives;

●	to align the interest of our executives with the interests of our stockholders such that the risks and rewards of strategic decisions are shared; and

●	to reflect the value of each officer's position in the marketplace and within our company.

Policies and Practices Related to our Compensation Program. We strive to create an overall compensation package for each executive officer that satisfies the aforementioned objectives, recognizing that certain elements of compensation are better suited to reflect different compensation objectives. For example, as base salaries are the only element of compensation that are fixed in amount in advance of the year in which the compensation will be earned, the Compensation Committee believes that it is most appropriate to determine base salaries with a focus on the market practices for similarly situated officers at comparable companies as adjusted to reflect the individual officer's performance during the preceding year. In contrast, cash bonuses and long-term incentives are better able to reflect our company's performance as measured by financial metrics and are well-suited to motivate officers to achieve specific performance goals that the Compensation Committee has determined are in the best interests of our company. Equity grants are also well-suited to drive long-term performance and align management's interests with those of stockholders. The Compensation Committee believes that as an officer's responsibility increases, so does his or her ability to influence the performance of our Company and accordingly, the proportion of his or her compensation that consists of his or her salary and cash bonus should decrease while the proportion of equity incentives to total compensation should increase.

Comparable Companies. In making compensation decisions, including assessing the competitiveness of the total compensation structure for each named executive officer, the Compensation Committee will consider compensation survey data from companies that the Compensation Committee has selected as comparable in terms of industry, size and location. The Compensation Committee periodically reviews the companies that are included as comparable companies and makes revisions to the group as appropriate. The Compensation Committee also reviews executive compensation information for several Utah-based publicly traded companies having revenues similar to those of the Company. The Compensation Committee will review this compensation data to ensure the Company's compensation of our executives is reasonable.

Equity Grant Practices. The Compensation Committee recognizes the importance of equity ownership in the alignment of stockholder and management interests. The exercise price of each stock option awarded to our executive officers under our incentive compensation programs is equal to the closing price of our common stock on the date of grant, which is the date when the Compensation Committee acts to approve equity awards for senior executives. Performance-based equity awards may also be granted to our named executive officers from time to time.

The Compensation Committee will establish the criteria, and direct the implementation, of all compensation program elements for the executive officers. Generally, the base salary for each named executive officer will be set at the beginning of each fiscal year by our Board after review of the recommendation of the Compensation Committee. The Compensation Committee will consider the Chief Executive Officer's appraisal of other executive officers' general performance and looks especially to performance against predetermined goals before making its recommendation to the Board. The Compensation Committee may authorize the Chief Executive Officer to recruit executive officers and offer initial base salaries. The Chief Executive Officer may make recommendations for the Compensation Committee's approval for stock option grants and compensation related to achievement of non-quantitative goals under non-equity based incentive plans for other executive officers. The Compensation Committee may employ compensation consultants.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been an employee of the Company. None of our executive officers is a member of the Compensation Committee, nor do any of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of directors or Compensation Committee.

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

We will provide to any person without charge, upon request, a copy of our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Conduct.  In addition, we post on our website all disclosures that are required by law concerning any amendments to our Corporate Governance Principles, our amended Code of Ethics for Senior Executive Officers and Senior Financial Officers, and our Code of Conduct (https://www.predtechgroup.com/investors/).

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports that were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10 percent stockholders who did not file a Form 5 unless we have obtained a written statement that no filing is required or if we otherwise know that no Form 5 is required. We received either a written statement from our directors, officers and 10 percent stockholders or know from other means that no Form 5 filings were required.

Board of Directors Meetings

During the year ended June 30, 2020, our board of directors held four (4) formal meetings and one meeting was held where board actions were taken by written consent. All of the Company's directors attended at least 75% of our meetings in fiscal 2020. The audit and compensation committees met twice during fiscal 2020 and the meeting were attended by 100% of the committee members.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Predictive Technology Group, Inc., 2735 Parleys Way, Suite 205, Salt Lake City, Utah 84019, Attention: Corporate Secretary, telephone 801-820-0811.

Item 11.	EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid or earned by each named executive officer for the years ended June 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(6)	Total ($)
Bradley C. Robinson (1)	2019 2020	300,000 300,000	-0- -0-	-0-	7,720,000 63,600	-0- -0-	-0- -0-	-0- -0-	8,020,000 363,600

Michael Herbert (2)	2019 2020	215,000 215,000	-0- -0-	-0- -0-	1,164,000 129,600	-0- -0-	-0- -0-	-0- -0-	1,379,000 344,600

Eric Olson (3)	2019 2020	250,000 250,000	-0- -0-	-0- -0-	2,910,000 53,000	-0- -0-	-0- -0-	-0- -0-	3,160,000 303,000

Paul Evans (4)	2019 2020	250,000 250,000	-0- -0-	-0- -0-	1,940,000 53,000	-0- -0-	-0- -0-	-0- -0-	2,190,000 303,000

(1) Mr. Bradley C. Robinson is our Chief Executive Officer, President, and Director

(2) Mr. Michael Herbert is our Chief Marketing Officer. Mr. Herbert resigned in July 2020.

(3) Mr. Eric Olson is our Executive Vice President

(4) Mr. Paul Evans is our Chief Operating Officer

(5) The amounts in the "Option Awards" column reflect the aggregate grant date fair value of awards of stock options vested pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The assumptions made in the valuation of our vested option awards and the material terms of option awards are disclosed in Note 12 to the accompanying June 30, 2020 financial statements. Of Mr. Robinson's FY2019 stock option award, 25% vested immediately and the remainder vests in three equal annual installments. All other stock option awards vest in three equal annual installments.

(6) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the holdings of stock options by the named executive officers as of June 30, 2020.

Name Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Not Exercisable	Option Exercise Price ($)	Option Expiration Date
Bradley C. Robinson
April 9, 2019	2,000,000	2,000,000	2.07	April 9, 2029
February 20, 2020	-0-	120,000	1.535	February 20, 2030

Michael Herbert
October 30, 2017	133,333	66,667	0.94	October 20, 2027
November 28, 2018	66,667	133,333	0.84	November 28, 2028
October 8, 2019	-0-	90,000	1.535	October 8, 2029
April 9, 2019	200,000	400,000	2.07	April 9, 2029

Eric Olson
April 9, 2019	-0-	1,500,000	2.07	April 9, 2029
February 20, 2020	-0-	100,000	1.535	February 20, 2030

Paul Evans
December 20, 2017	750,000	250,000	0.78	December 20, 2027
April 9, 2019 February 20, 2020	333,333 -0-	666,667 100,000	2.07 1.535	April 9, 2029 February 20, 2030

DIRECTOR COMPENSATION

The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2020 to each of our nonemployee directors who served during fiscal year 2020. Mr. Robinson did not receive additional compensation for serving on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($) (1)	Total ($)
John Sorrentino	10,000	-0-	10,000
Ronald Barhorst	10,000	-0-	10,000
Orrin G. Hatch	10,000	-0-	10,000
Jay Moyes	5,000	-0-	5,000
Michael Dey, PhD	10,000	-0-	10,000

(1) The amounts in the "Option Awards" column reflect the aggregate grant date fair value of awards of stock options vested pursuant to our long-term incentive plans during the periods reported above, computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The assumptions made in the valuation of our vested option awards and the material terms of option awards are disclosed in Note 12 to our June 30, 2020 financial statements. Stock option awards to each director vest in three equal annual installments.

We compensate our non-executive directors with a cash payment of $2,500 for each in-person board meeting attended ($1,000 for telephonic participation).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2020 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

As of October 20, 2020, the Company had outstanding 299,596,808 shares of common stock, no preferred stock, stock options exercisable for 30,014,704 shares of common stock with an exercise price range from $0.44 to $3.30 and warrants exercisable for 53,093,520 shares of common stock with exercise prices of between $0.35 to $1.73.

Name of Beneficial Owner(1)(2)	Amount of Common Stock Beneficially Owned	Percentage of Ownership	Position
John Sorrentino(3)	666,667	0.22%	Chairman of the Board of Directors
Ronald Barhorst (4)	1,990,736	0.66%	Director
Senator Orrin G. Hatch (5)	83,333	0.03%	Director
Bradley Robinson (6)	44,492,482	14.86%	Member of the Board of Directors, Chief Executive Officer and President
Michael Dey, Ph.D. (7)	1,000,000	0.33%	Member of the Board of Directors, Chief Executive Officer, Predictive Therapeutics, Inc.
Simon Brewer (8)	700,000	0.23%	Chief Financial Officer and Treasurer
Paul Evans (9)	1,419,333	0.47%	Chief Operating Officer
Michael Herbert (10)	400,000	0.13%	Chief Marketing Officer
Eric Olson (11)	8,000,000	2.74%	Executive Vice President, Chief Executive Officer, Predictive Biotech, Inc.
Total Officers and Directors (9 persons)	58,752,551	19.62%

 (1)  Beneficial ownership is determined in accordance with the rules of the US Securities and Exchange Commission ("SEC"), which include holding voting and investment power with respect to the securities. Shares subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person but are not deemed outstanding for computing the percentage for any other person.

(2)  Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(3) Does not include options exercisable for 1,333,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(4) Does not include options exercisable for 500,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(5) Does not include options exercisable for 166,667 shares of common stock that do not vest within sixty days of the date of this Form 10-K.
(6)  The amount indicated includes 20,000,000 shares of common stock owned by Mr. Robinson; 4,492,482 shares of common stock owned by Axis Capital Partners, LLC, an entity in which Mr. Robinson is a manager and has a beneficial interest; and 18,000,000 shares of common stock owned by Rhea Holdings, LLC, an entity in which Trisha L. Robinson, Mr. Robinson's wife, is the manager and shares in which Trisha L. Robinson and children of Mr. Robinson have a beneficial interest. The amount also includes options exercisable for 2,000,000 shares of common stock. The amount does not include options exercisable for 2,120,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(7)  Includes options exercisable for 1,000,000 shares of common stock. Does not include options exercisable for 500,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(8)  Includes options exercisable for 700,000 shares of common stock. Does not include options exercisable for 890,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(9)  Includes 336,000 shares of common stock and options exercisable for 1,083,333 shares of common stock. Does not include options exercisable for 1,016,667 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

(10) Includes options exercisable for 400,000 shares of common stock. Does not include options exercisable for 690,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.  Mr. Herbert resigned in July 2020.

(11) Includes 7,500,000 shares of common stock owned by Integrity Capital Holdings, LLC, an entity in which Mr. Olson is a manager and has a beneficial interest. Also includes options exercisable for 500,000 shares of common stock. Does not include options exercisable for 1,100,000 shares of common stock that do not vest within sixty days of the date of this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Rule 4200(a)(15) of the NASDAQ's listing standards defines an "independent director" as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

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

- A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company's securities; or (ii) payments under non-discretionary charitable contribution matching programs;

- A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

- A director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Barhorst, Senator Hatch, Mr. Moyes and Mr.  Sorrentino are independent directors, as "independence" is defined by the listing standards of NASDAQ. This determination was made because these directors have no relationship with the Company that would interfere with their exercise of independent judgment.

Certain Relationships and Related Person Transactions

We were not a party to any transactions with related persons since July 1, 2019 that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

We have adopted a Policy on Related Person Transactions (the "Policy") under which the Audit Committee reviews, approves, or ratifies all related person transactions. Under our Policy, a related person transaction is one in which the Company is a participant, and the amount involved exceeds $120,000, and in which any of the following persons have or will have a direct or indirect material interest:

•  Executive officers of the Company;

•  Members of the Board;

•  Beneficial holders of 5 percent or more of the Company's securities;

•  Immediate family members, as defined by Item 404 of Regulation S-K under the Securities Act, of any of the foregoing persons;

•  Any firm, corporation, or other entity in which any of the foregoing persons is employed or is a partner or principal. is in a similar position or in which the person has a 5 percent or greater beneficial ownership interest; and

• Any other persons whom the Board determines may be considered to be related persons as defined by Item 404 of Regulation S-K under the Securities Act.

Under the Policy, the Audit Committee will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee, determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to the Company; the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration, or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

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

Deloitte & Touche LLP was engaged as our independent registered public accounting firm to audit our financial statements as of and for the years ended June 30, 2020. BF Borgers CPA PC was engaged as our independent registered public accounting firm to audit our financial statements as of and for the years ended June 30, 2019. Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP and BF Borgers CPA PC for the fiscal years ended June 30, 2020 and 2019, were:

	Fiscal 2020	Fiscal 2019
	Deloitte & Touche LLP	BF Borgers CPA PC
Audit Fees	$340,000	$150,000

Audit Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total	$340,000	$150,000

Audit Fees. Deloitte & Touche LLP was engaged as our independent registered public accounting firm to audit our financial statements for the years ended June 30, 2020, and to review our interim financial statements for the fiscal year then ended. BF Borgers CPA PC was engaged as our independent registered public accounting firm to audit our financial statements for the years ended June 30, 2019, and to review our interim financial statements for the fiscal year then ended. Other than the audit fees, there were no other fees billed by Deloitte & Touche LLP or BF Borgers CPA PC for the fiscal years ended June 30, 2020 and 2019, respectively

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by Deloitte & Touche LPP and BF Borgers CPA PC, our independent registered public accounting firms for fiscal 2020 and fiscal 2019, respectively. The Audit Committee has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor's independence. The term of any pre-approval is twelve months from the date of pre-approval unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor's view, the request or application is consistent with the SEC's and the Public Company Accounting Oversight Board's rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

Since the formation of the Audit Committee, the Audit Committee has not waived the pre-approval requirement for any services rendered by Deloitte & Touche LLP or BF Borgers CPA PC to The Company. All of the services provided by Deloitte & Touche LLP and BF Borgers CPA PC to The Company described above were pre-approved by the Audit Committee, or by the Board prior to the formation of the audit committee.

Item 15.	EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Amendment to Articles of Incorporation.
3.2*	Bylaws.
4.1*	Specimen Certificate of Common Stock
10.1*	Second Amended and Restated License Agreement by and between the Company and Juneau Biosciences, LLC. effective March 31, 2018 (Originally filed at Exhibit 10.1 on Form 10, December 12, 2018)
10.2*	Second Amended and Restated Subscription Agreement by and between the Company and Juneau Biosciences, LLC, effective August 22, 2018 (Originally filed at Exhibit 10.2 on Form10, December 12, 2018)
10.3*	Amended License Agreement between Company and Juneau Biosciences, LLC, effective August 1, 2016. (Originally filed at Exhibit 10.7 on Form 10, December 12, 2018)
10.4*	Employment Contract Bradley C. Robinson (Originally filed as Exhibit 10.1 on Form 10Q Period Ended September 30, 2018)
10.5*	Employment Contract Paul Evans (Originally filed as Exhibit 10.2 on Form 10Q Period Ended September 30, 2018)
10.6*	Employment Contract Simon Brewer (Originally filed as Exhibit 10.3 on Form 10Q Period Ended September 30, 2018)
10.7*	Employment Contract Eric Olson (Originally filed as Exhibit 10.4 on Form 10Q Period Ended September 30, 2018)
10.8*	Employment Contract with Michael Herbert (Originally Filed as Exhibit 10.19 on Form 10/A filed 04/22/2019)
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
10.13*

Amendment No. 3 to the Second Amended and Restated Subscription Agreement by and between the Company and Juneau Biosciences, LLC, effective September 25, 2019 (Originally filed as Exhibit 10.13 on Form 10K Period Ended June 30, 2019)

10.14*	Revolving Loan Agreement by and between the Company and The Qyu Holdings, Inc. effective September 25, 2019 (Originally filed as Exhibit 10.14 on Form 10K Period Ended June 30, 2019)
10.15+

Exclusive Distribution Services Agreement, dated April 1, 2020, by and between Predictive Laboratories, Inc. and Wellgistics, LLC. (Originally filed as Exhibit 10.1 to the Form 8-K filed on April 7, 2020)

14.1+	Code of Conduct (filed herewith)
16.1*	Change of auditor letter (Original filed as Exhibit 16.1 to Form 8-K filed on October 8, 2019)
21.1+	List of subsidiaries of the registrant (filed herewith)
31.1+	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2+	Section 302 Certification of Principal Financial Officer (filed herewith)
32.2+	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2+	Section 906 Certification of Principal Financial Officer (filed herewith)
101	XBRL Interactive Data Tags

 +Filed herewith

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2020 .

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
October 20, 2020		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
October 20, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Bradley C. Robinson	President, Chief ExecutiveOfficer and Director	October 20, 2020
	Bradley C. Robinson	(principal executive officer)

By:	/s/ Simon Brewer	Chief Financial Officer	October 20, 2020
	Simon Brewer	(principal financial and accounting officer)

By:	/s/ John Sorrentino	Chairman of the Board	October 20, 2020
John Sorrentino

By:	/s/ Michael Dey	Director	October 20, 2020
Michael Dey, Ph.D.

By:	/s/ Ronald Barhorst	Director	October 20, 2020
Ronald Barhorst

By:	/s/ Orrin G. Hatch	Director	October 20, 2020
Senator Orrin G. Hatch

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
October 20, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

-114

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Simon Brewer
October 20, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

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

	By:	/s/ Bradley C. Robinson
October 20, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

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

	By:	/s/ Simon Brewer
October 20 , 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

-117--