Form 10-Q
period 2020-09-30
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2020-11-16
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

+1 (888) 407-9761
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $.001 Par Value Per Share

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Predictive common stock outstanding as of November 13, 2020 was 299,596,808.

-i-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash	$1,270,841	$331,228
Accounts receivable, net of allowance for doubtful accounts of $167,569 and $239,392	677,069	136,903
Inventory	1,027,940	1,514,841
Other current assets	5,413,656	5,720,561
Total current assets	8,389,506	7,703,533
Property, plant, and equipment, net	5,097,495	5,305,099
Operating lease right of use assets	902,071	1,115,308
License agreements, net of amortization	15,549,378	16,064,728
Patents, net of amortization	5,905,910	6,085,785
Trade secrets, net of amortization	26,256,329	29,236,447
Other intangible assets, net of amortization	276,586	295,788
Equity method investments	11,961,538	12,731,383
Goodwill	-	5,254,451
Other long-term assets	46,771	49,893
Total assets	$74,385,584	$83,842,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,083,786	$4,988,319
Accrued liabilities	7,429,610	8,046,814
Deferred revenue	318,345	381,889
Operating lease liability, current portion	944,518	914,473
Finance lease liability, current portion	653,486	649,492
Notes payable, current portion	1,341,514	705,234
Subscription payable, current portion	6,460,253	5,150,000
Total current liabilities	23,231,512	20,836,221
Operating lease liability, net of current portion	-	243,378
Finance lease liability, net of current portion	692,829	861,613
Notes payable, net of current portion	6,829,705	4,465,985
Subscription payable, net of current portion	706,610	2,056,610
Deferred tax liabilities	300,896	300,896
Other non-current liabilities	256,314	154,430
Total liabilities	32,017,866	28,919,133

Stockholders' equity:
Common stock, par value $0.001, 299,596,808 and 299,596,808
shares issued and outstanding at September 30, 2020 and
2019; 900,000,000 shares authorized	299,597	299,597
Additional paid-in capital	184,799,403	181,862,823
Accumulated deficit	(142,332,179)	(126,872,115)
Total controlling interest	42,766,821	55,290,305
Non-controlling interest	(399,103)	(367,023)
Total stockholders' equity	42,367,718	54,923,282
Total liabilities and stockholders' equity	$74,385,584	$83,842,415

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,
	2020	2019
Revenue	$5,091,004	$8,259,257
Cost of goods sold, exclusive of depreciation & amortization shown below:	3,465,137	7,181,991

Operating expenses:
Selling and marketing	1,061,798	3,151,971
General and administrative	5,257,499	6,378,877
Research and development	370,842	1,828,350
Depreciation and amortization	2,484,083	2,610,245
Loss on impairment	7,015,326	-
Total operating expenses	16,189,548	13,969,443

Operating loss	(14,563,681)	(12,892,177)

Total other loss	(927,411)	(212,782)

Loss before income taxes	(15,491,092)	(13,104,959)

Benefit from (provision for) income taxes	(1,052)	5,208,418

Net loss & comprehensive loss	$(15,492,144)	$(7,896,541)

Net loss non-controlling interest	(32,080)	(31,934)

Net loss attributable to common shareholders	$(15,460,064)	$(7,864,607)

Weighted average common shares outstanding, basic & diluted	299,596,808	281,027,491

Basic & diluted loss per share attributable to common shareholders	$(0.05)	$(0.03)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,492,144)	$(7,896,541)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	2,484,083	2,610,245
Loss on impairment	7,015,326	-
Provision for (recovery of) bad debts	(71,823)	37,154
Share based compensation	2,936,580	4,994,600
Deferred income taxes	-	(5,223,521)
Non-cash lease expense	213,237	91,054
Losses on equity method investment	769,845	139,300
Changes in operating assets and liabilities:
Accounts receivable	(468,343)	858,700
Inventory	486,901	(587,044)
Other current assets	306,905	(89,616)
Other long-term assets	3,122	35,955
Accounts payable	741,009	(1,240,467)
Accrued and other non-current liabilities	(515,320)	47,960
Operating lease liability	(213,333)	(89,456)
Deferred revenue	(63,544)	60,494
Net cash used in operating activities	(1,867,499)	(6,251,183)

Cash flows from investing activities:
Purchases of property and equipment	(85,790)	(300,805)
Cash payments on equity method investee stock subscription	(39,747)	(300,000)
Net cash used in investing activities	(125,537)	(600,805)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	3,000,000	6,100,000
Principal payments on finance leases	(67,351)	(24,413)
Net cash provided by financing activities	2,932,649	6,075,587

Net increase (decrease) in cash and cash equivalents	939,613	(776,401)
Cash and cash equivalents at the beginning of the period	$331,228	$1,618,244
Cash and cash equivalents at the end of the period	$1,270,841	$841,843

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Three months ended September 30,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	-	580,574
Capital expenditures in accounts payable	351,118	-
Finance lease payments in accounts payable	97,438	-

See accompanying notes

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$(41,102,849)	$(239,280)	$112,536,463
Share based compensation	-	-	4,994,600	-	-	4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)	-	-	-
Net loss	-	-	-	(7,864,607)	(31,934)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	$282,986	$158,590,206	$(48,967,456)	$(271,214)	$109,634,522

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders Equity
BALANCES AT JUNE 30, 2020	299,596,808	$299,597	$181,862,823	$(126,872,115)	$(367,023)	$54,923,282
Share based compensation	-	-	2,936,580	-	-	2,936,580
Net loss	-	-	-	(15,460,064)	(32,080)	(15,492,144)
BALANCES AT SEPTEMBER 30, 2020	299,596,808	$299,597	$184,799,403	$(142,332,179)	$(399,103)	$42,367,718

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc. together with its subsidiaries (collectively, "PTG" or the "Company") develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products ("HCT/Ps"). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person's risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company's corporate headquarters are located in Salt Lake City, Utah.

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

Segment information was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended September 30, 2020
Revenues	$3,869,258	$1,221,746	$-	$5,091,004
Depreciation and amortization	914,064	1,480,959	89,060	2,484,083
Share based compensation	358,173	140,770	2,437,637	2,936,580
Segment operating loss	(9,166,825)	(2,311,458)	(3,085,398)	(14,563,681)
Three months ended September 30, 2019
Revenues	$8,184,631	$74,626	$-	$8,259,257
Depreciation and amortization	898,944	1,631,308	79,993	2,610,245
Share based compensation	1,671,456	450,101	2,873,043	4,994,600
Segment operating loss	(6,543,985)	(3,228,651)	(3,119,541)	(12,892,177)

	Three months ended
	September 30,
	2020	2019
Total operating loss for reportable segments	$(11,478,283)	$(9,772,636)
Unallocated amounts:
Unallocated Corporate	(3,085,398)	(3,119,541)
Other loss	(927,411)	(212,782)
Loss before income taxes	$(15,491,092)	$(13,104,959)

	As of September	As of June 30,
Total Assets	30, 2020	2020
HCT/Ps	$3,534,481	$11,980,175
Diagnostics and therapeutics	69,621,039	70,394,152
Unallocated corporate	1,230,064	1,468,088
Total Assets	$74,385,584	$83,842,415

BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by Predictive Technology Group, Inc. in accordance with U.S. generally accepted accounting principles ("GAAP") for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The condensed consolidated financial statements herein should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Operating results for the three months ended September 30, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on June 30.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company places its temporary cash investments with high-quality financial institutions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern.

The Company incurred a net loss attributable to common stockholders of $15,460,064 and net cash outflows from operations of $1,867,499 for the three months ended September 30, 2020. At September 30, 2020, the Company had $1,270,841 of cash and negative working capital of $14,842,006. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily comprised of amounts due from sales of the Company's HCT/P products and sales of medical diagnostic testing services that are recorded at the invoiced amount, as well as deposits in transit from credit card processors. The allowance for doubtful accounts is based on the Company's best estimate of the amount of probable losses in the Company's existing accounts receivable, which is based on historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers and does not require collateral.

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

We analyze our inventory levels at least quarterly and write down inventory that has a cost basis in excess of its expected net realizable value, or that is considered in excess of normal operating levels, as determined by management.  We also reserve for the quantity of quarantined (WIP) inventory that is not expected to pass quality control based on historical averages. The related costs are recognized as cost of goods sold in the condensed consolidated statements of operations.

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

We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Finance lease assets are included in property, plant, and equipment, net.

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

As of June 30, 2020, the Company had identified indicators of impairment for certain of its long-lived assets for certain of its long-lived assets and performed an impairment test related to those long-lived assets. An impairment charge of $10,041,556 was recorded related to assets acquired with Regenerative Medical Technologies, Inc. (see Note 3).

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  An impairment charge of $1,760,875 was recognized related to the trade secrets in the HCT/P segment (see Note 3).   There were no impairments for the three months ended September 30, 2019.

Additional delays in the commercial launch of the Company's diagnostic products such as those that may result from a prolongation of the COVID-19 pandemic would adversely affect our business and potentially lead to additional impairment charges in the future.

Certain of the Company's patents are currently subject to litigation (see Note 11) to determine whether the seller of the patents had faithfully represented the nature of their ownership of patents that were sold to the Company. The seller of the patents represented that all rights, title, and interest to the patents was transferred to the Company as part of the sale.  However, the Company and its patent counsel have identified information in the US Patent and Trademark Office's (USPTO's) registry that calls into question whether the seller of the patents had all rights, title, and interest in the patents when they were sold to the Company. The Company raised these concerns with the seller of the patents but was unable to secure clear and satisfactory proof on a voluntary basis. These patents have a carrying value of $5,905,910 on our condensed consolidated balance sheet as of September 30, 2020. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the patents.

Goodwill

We test goodwill for impairment on an annual basis as of April 1 and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired.  The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. All goodwill is included in the HCT/P segment.

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

Changes in our forecasts or decreases in the value of our common stock could indicate that the book value of reporting units to exceed their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit.  If the carrying amount of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value.  If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  An impairment charge of $5,254,451 was recognized related to the goodwill in the HCT/P segment (see Note 3).  There were no impairments to goodwill during the three months ended September 30, 2019.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company's intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded impairment charges totaling $37,907,283 related to our equity method investment in Juneau Biosciences, LLC for the year ended June 30, 2020 (see Note 4). There were no impairments for the three months ended September 30, 2020 or 2019, respectively.

Paycheck Protection Program Loan

On May 6, 2020, Company received loan proceeds of $1,665,985 under the Paycheck Protection Program ("PPP") under a promissory note from a commercial bank (the "PPP Loan"). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. As amended, the CARES act provides that the loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP Loan is included in notes payable in the condensed consolidated balance sheets. Should all or part of the PPP Loan be forgiven, the amount forgiven will be derecognized through other income in the period when forgiveness is granted by the governing authority.

Revenue Recognition

We derive our revenue primarily from sales of HCT/P products and medical diagnostic testing services to clinicians. The majority of our contracts with customers have a single performance obligation, and all of our contracts with customers have a duration of less than one year. Revenue is recognized when control of the product passes to the customer, typically upon confirmation of delivery of the product to the customer. As our products must remain frozen during transit, we typically ship our products overnight. Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

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

	Three months ended September 30,
	2020	2019
Deferred revenue - beginning balance	$381,889	$469,376
Increase due to deferral of revenue at period end	318,345	529,870
Decrease due to beginning contract liabilities recognized as revenue	(381,889)	(469,376)
Deferred revenue - ending balance	$318,345	$529,870

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

Share-Based Compensation

The Company issues share-based compensation awards in the form of stock option grants. We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. The Company uses the "simplified" method to estimate the expected option term. Stock-based compensation is measured at the grant date for all stock-based awards made to employees and non-employees based on the fair value of the awards. Stock-based compensation is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The estimated fair value of performance-contingent equity awards is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for equity awards that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance milestones being met on a continuous basis.

Income Taxes

In order to determine the Company's quarterly provision for income taxes, the Company uses an estimated annual effective tax rate that is based on expected annual income and applicable federal and state tax rates.  Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three months ended September 30, 2020 and 2019.

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

During the three months ended September 30, 2020 and 2019, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying unaudited condensed consolidated financial statements include, among others, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. After the issuance of ASU 2019-10, the guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the condensed consolidated financial statements.

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

NOTE 2 PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant, and equipment is as follows:

	As of	As of
	September 30,	June 30,
	2020	2020
Computer equipment	$779,107	$759,192
Furniture	230,747	230,747
Lab equipment	2,610,555	2,215,409
Software	1,006,215	1,006,215
Leasehold improvements	1,008,713	1,008,713
Other fixed assets in progress	18,943	91,195
Lab equipment subject to finance lease	2,774,907	2,774,907
Total property, plant, and equipment	8,429,187	8,086,378

Accumulated depreciation	(2,358,819)	(2,022,744)
Accumulated depreciation - leased assets	(972,873)	(758,535)

Property, plant and equipment, net	$5,097,495	$5,305,099

Depreciation expense for the three-month periods ended September 30, 2020 and 2019 was $550,413 and $381,886, respectively, of which $214,338 and $25,759 related to the amortization of assets recorded under finance leases.

NOTE 3 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At September 30, 2020:
Licenses	$21,337,981	$(5,788,603)	$15,549,378	7.8
Patents	9,750,000	(3,844,090)	5,905,910	7.8
Trade Secrets	44,873,505	(18,617,176)	26,256,329	8.0
Other	411,000	(134,414)	276,586	9.8
Goodwill	-	N/A	-	N/A
Total intangible assets	$76,372,486	$(28,384,283)	$47,988,203	7.9

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2020:
Licenses	$21,337,981	$(5,273,253)	$16,064,728	8.0
Patents	9,750,000	(3,664,215)	6,085,785	8.0
Trade Secrets	46,634,380	(17,397,933)	29,236,447	7.9
Other	411,000	(115,212)	295,788	10.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$83,387,812	$(26,450,613)	$56,937,199	8.0

Estimated future amortization expense related to intangible assets consists of the following as of September 30, 2020:

Year Ending June 30,	Amount
2021	$3,657,011
2022	4,860,141
2023	4,860,141
2024	4,860,141
2025	4,860,141
Thereafter	24,890,628

Total amortization expense for the three months ended September 30, 2020 and 2019 was $1,933,670 and $2,228,359 respectively.

Impairment of Trade Secrets

As of June 30, 2020, the Company identified indicators of impairment related to the assets acquired with Regenerative Medical Technologies, Inc. Specifically, development of the assets acquired has proceeded significantly more slowly than originally planned due to the departure of key personnel and related difficulties in obtaining patient consent required to use the acquired assets in the Company's research activities. The Company determined the fair value of the assets acquired to be $334,000 using the cost to recreate method, which resulted in an impairment charge of $10,041,556 for the year ended June 30, 2020. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy. The impaired assets and the related impairment charge in included in the Diagnostics and Therapeutics segment.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020 in which CoreCyte is indicated for the treatment of osteoarthritis of the knee.  As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  The Company estimated the fair value of the reporting unit using the discounted cash flow method, as the forecasted cash flows during the remaining economic life of the trade secrets (less than one year) were forecasted to be negative. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy.  As a result, an impairment charge of $1,760,875 was recognized related to the trade secrets in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss. There were no impairments for the three months ended September 30, 2019.

Endometriosis license

On December 28, 2016, Predictive Therapeutics and Juneau amended and restated the license agreement dated July 9, 2015. The license granted the Company the right to market the Company's diagnostic testing products in the field of fertility and use the patents underlying those products.  The license was subsequently amended in March 2018 to expand the scope of the license to include the entire field of endometriosis and pelvic pain. The term of the license is equal to the life of the licensed patents.

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

Goodwill

We recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee.  As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  The Company estimated the fair value of the reporting unit using the discounted cash flow method. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy.  The fair value of the reporting unit was determined to have fallen below its carrying value, which resulted an impairment charge of $5,254,451 that was recognized in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss. There were no impairments of goodwill for the three months ended September 30, 2019.

Changes in the goodwill balance during the three months ended September 30, 2020 were as follows.

	Goodwill	Accumulated Impairment Losses
As of June 30, 2020	$5,254,451	$-
Impairment of Goodwill	-	(5,254,451)
As of September 30, 2020	$5,254,451	$(5,254,451)

NOTE 4 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company's investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of September 30, 2020	As of June 30, 2020

Carrying amount	$11,961,538	$12,731,383
Ownership percentage	48.3%	48.3%

In December 2017, the Company and Juneau reached verbal agreement on a stock subscription arrangement. The Company agreed to purchase 15,681,818 Class A Units of Juneau at a price of $1.10 per unit. In early 2018, the terms were finalized and memorialized in a subscription agreement executed by the Company and Juneau. Under the terms of the agreement (as amended), the subscription is to be paid in installments through September 30, 2021. The Company has the option to cancel the subscription.  If this option is exercised, any units of Juneau issued to the Company but not paid will be cancelled. The agreement includes certain restrictions on the use of funds provided under the subscription agreement and grants the Company the right to appoint a minority of Juneau's Board of Managers.  Should the Company elect not to fund the entire subscription, Juneau's obligations to the Company that are not related to the license agreements (see Note 3) will terminate.

On September 25, 2019, the Company and Juneau executed an amendment to the subscription agreement. The amendment reduced the total number of Class A Units purchased to 13,000,000 and changed the schedule of payments due under the subscription agreement. In addition, a receivable due from Juneau in the amount of $184,443 was applied to the subscription payable balance.

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned "Third Amended and Restated Subscription Agreement." Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the "Equity Payment") based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The schedule of payments as of September 30, 2020 under the amended agreement is as follows:

Year Ending June 30	Amount
2021	5,110,253
2022	2,056,610
$7,166,863

The Company is currently $960,000 in arrears on payment on the subscription. Should Juneau declare the Company in default and cancel the subscription, our unpaid units of Juneau would be cancelled.

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

For each of the impairment tests as of December 31, 2019 and June 30, 2020, we engaged a third-party valuation firm to assist us in determining whether the carrying value of our equity method investment had fallen below the carrying value. The valuations were performed using a combination of the cost approach, the income approach, and calibration of the fair values of the Company's operating segments and equity method investment to the Company's overall market capitalization. These valuation approaches use inputs that qualify as Level 3 in the fair value hierarchy. As a result of the valuation, it was determined that the fair value of our equity method investment had fallen to $35,329,167 at December 31, 2019, necessitating an impairment charge of $15,932,016 during the three months ended December 31, 2019.  At June 30, 2020, it was determined that the fair value of our equity method investment had fallen to $12,731,383, necessitating a further impairment charge of $21,975,267. The total impairment charges of $37,907,283 are included in loss on equity method investment in the condensed consolidated statement of operations for the year ended June 30, 2020. The impairments were determined to be other than temporary based on the magnitude of the decline in fair value.

There were no impairments during the three months ended September 30, 2020 or 2019, respectively.

NOTE 5 ACCRUED LIABILITIES

Accrued liabilities at September 30, 2020 and June 30, 2020 were as follows:

	As of	As of
	September 30,	June 30,
	2020	2020
Employee compensation and benefits	$682,546	$1,493,484
Income tax payable	110,649	110,649
Customer deposit	5,000,000	5,000,000
Other	1,636,415	1,442,681
Total accrued liabilities	$7,429,610	$8,046,814

The customer deposit of $5,000,000 relates to a partial deposit received from the distributor of the Company's Assurance AB(tm) product. Under the terms of the agreement with the distributor, the purchase order may not be cancelled and product may only be returned if damaged in transit or subject to a recall order. In an effort to expeditiously satisfy the Company's obligations under the agreement with the distributor, the Company paid the full amount of the partial deposit to the Company's U.S. supplier. The deposit paid to the supplier is included in other current assets on the condensed consolidated balance sheets. If the Company does not receive Emergency Use Authorization from the FDA, the deposit paid to the Company's supplier may become impaired. The Company will fulfill the purchase order upon receipt of the remaining deposit amount due from the distributor under the distribution agreement. As of the date of the financial statements, no additional deposits have been made. The customer has requested a refund of the deposit. See further discussion in Note 11. As of the date of this filing, the Company has withdrawn its original EUA application and is re-filing an application for a revised COVID lateral flow assay tailored for use in preparing for near-term COVID immunity and vaccine related priorities.

NOTE 6 DEBT

Notes payable were as follows:

	As of	As of
	September 30,	June 30,
	2020	2020
Promissory notes	$6,305,234	$3,305,234
Revolving line of credit	200,000	200,000
Paycheck Protection Program Loan	1,665,985	1,665,985
Total notes payable	$8,171,219	$5,171,219
Less: Current portion	(1,341,514)	(705,234)
Total long-term notes payable	$6,829,705	$4,465,985

Future maturities of notes payable are as follows:

Year Ending June 30	Amount
2021	705,234
2022	5,299,319
2023	2,166,666
$8,171,219

Promissory notes

As of September 30, 2020, unsecured promissory notes with a face value of $2,600,000 were outstanding. The notes bear 12% simple interest and mature from November 2021 to March 2022.

On June 4, 2020, trade payables due to a vendor in the amount of $705,234 were converted into an unsecured note payable due on November 15, 2020. The note bears interest at 3% per annum, increasing to 5% if the note is not paid when otherwise due.

In July and August 2020, the Company issued promissory notes to an accredited investor in the amount of $1,000,000. The notes bear interest at 15% per annum and mature on September 21, 2020. The notes are secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test.

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

The Company entered into a Consulting Agreement with the same accredited investor on the same date that the promissory notes were amended. The Company will provide various services in connection with the accredited investor's COVID-19 testing business, including technical consultation and sales lead generation. The Company may earn up to $1,000,000 in milestone payments and shall earn a commission of 5% of the accredited investor's sales from performing COVID-19 testing generated from sales leads provided by the Company. Amounts earned under the Consulting Agreement shall first be applied to any balance outstanding under the amended promissory notes. The Company's total compensation under the Consulting Agreement is capped at $4,000,000. The agreement may be cancelled by the accredited investor without penalty.

Revolving line of credit

In September 2019, the Company and an accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to $3,000,000. At September 30, 2020, $200,000 is outstanding and $2,800,000 is available. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

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

Fair value

The fair value of the Company's outstanding debt obligations as of September 30, 2020 was $7,904,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 15.0%, which is classified as Level 2 within the fair value hierarchy.

NOTE 7 INCOME TAXES

The Company recognized income tax expense (benefit) of $1,052 and ($5,208,418) for the three-month periods ended September 30, 2020 and 2019, respectively. The Company's recognized effective tax rate differs from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to state income taxes and share based compensation, offset by changes in the valuation allowance in deferred tax assets. The Company's recognized effective tax rate differs from the U.S. federal statutory rate for the three months ended September 30, 2019 primarily due to state income taxes, share based compensation and excess tax benefits arising from the exercise of commons stock warrants during the period.

NOTE 8 STOCKHOLDER'S EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 10). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

The following is a summary of warrant activity from June 30, 2020 through September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrant:
Outstanding June 30, 2020	53,093,520	$0.78	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited/ Cancelled	-	-	-
Outstanding September 30, 2020	53,093,520	$0.78	3.3

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. Share based compensation expense related to warrants issued for services for the three months ended September 30, 2020 and 2019 was $441,691 and $1,890,213, respectively.

As of September 30, 2020, unrecognized compensation cost related to warrants issued for services was $82,500 and is expected to be recognized over a weighted average period of 1.33 years.

NOTE 9 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended September 30, 2020
Basic and diluted EPS attributable to common shareholders	$(15,460,064)	299,596,808	$(0.05)
Three months ended September 30, 2019
Basic and diluted EPS attributable to common shareholders	$(7,864,607)	281,027,491	$(0.03)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of September 30,
	2020	2019
Warrants for common stock	53,093,520	58,443,520
Options for common stock	28,055,733	25,012,750
	81,149,253	83,456.270

NOTE 10 STOCK OPTION PLAN

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

A summary of option activity is as follows for the three months ended September 30, 2020:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2020	30,014,704	$1.47
Options granted	15,000	0.44
Less:
Options exercised	-	-
Options canceled or expired	(1,973,971)	1.29
Options outstanding at September 30, 2020	28,055,733	$1.48

Share based compensation expense related to options issued under the 2015 Plan for the three months ended September 30, 2020 and 2019 was $2,494,889 and $3,104,387, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of September 30, 2020, there was $16,975,429 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 1.77 years.

NOTE 11 COMMITMENTS AND CONTINGENCIES

Licenses

The Company has commitments under license agreements which are described in Note 3.

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

The table below presents the future maturities of lease obligations under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2021	740,663	555,597	1,296,260
2022	246,888	740,798	987,686
2023	-	167,719	167,719
2024	-	-	-
2025	-	-	-
Total cash payments	987,551	1,464,114	2,451,665
Less: Imputed interest	(44,662)	(116,169)	(160,831)
Total lease liability	$942,889	$1,347,945	$2,290,834

Lease information for the three months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Lease cost
Finance lease cost
Amortization of right of use assets	$214,338	$24,413
Interest on lease liabilities	29,604	4,413
Operating lease cost	236,683	104,404
Short-term lease cost	2,754	64,337
Total lease cost	$483,379	$197,567

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$29,604	$4,413
Operating cash flows from operating leases	236,683	102,357
Financing cash flows from finance leases	163,159	24,413

Weighted average remaining lease term - finance leases (Years)	1.90	2.94
Weighted average remaining lease term - operating leases (Years)	1.00	1.25
Weighted average discount rate - finance leases	8.06%	8.11%
Weighted average discount rate - operating leases	8.63%	9.69%

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At September 30, 2020, the Company had taken delivery of consumables worth $93,909 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the condensed consolidated balance sheet. Remaining payments due under the purchase commitment total $577,795 during the year ending June 30, 2021.

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

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. On or about October 19, 2020, Mackey filed a lawsuit against Predictive, Brad Robinson, Predictive's chief executive officer, and Simon Brewer, Predictive's chief financial officer, in the Third District Court in the State of Utah seeking rescission of the investment, damages in an unspecified amount and attorney's fees. He is asserting claims for breach of contract, fraudulent inducement, violation of the Utah Uniform Securities Act and Conspiracy. Based on the information available to us, we do not believe any of the Mackey proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint and have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of September 30, 2020 are included in accounts payable in the condensed consolidated balance sheets.

In June 2020, Wellgistics, LLC, the distributor of the Company's Assurance AB product, requested that the partial deposit paid on their non-cancellable purchase order of $5 million (see Note 5) be returned. As the purchase order is contractually non-cancellable and the Company performed on the order in good faith by transmitting the deposit to the Company's supplier, the request to return the deposit was not honored. To date there has been no legal action taken by either party.

As of September 30, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our condensed consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

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

FDA Warning Letter

We received a Warning Letter from the FDA on August 17, 2020 regarding the marketing of our allograft product, CoreCyte. The letter alleges inappropriate marketing of CoreCyte as a treatment for COVID-19 and challenges the eligibility of CoreCyte for regulation under section 361 of the Public Health Service Act. Products regulated solely under section 361 of the Public Health Service Act do not require premarket approval. As discussed in Note 12, the Company voluntarily stopped selling CoreCyte. The Company is currently working with the FDA to address the concerns raised in the Warning Letter to the FDA's satisfaction. The Company believes that it has complied with all applicable regulations to date.

Past due payments

As of September 30, 2020, many of the Company's obligations were significantly past due. As a result, our creditors may have grounds to take adverse action against the Company, including but not limited to lawsuits and seizure of collateral. Any such actions taken by our creditors could have material adverse impact on our operations or financial condition.

NOTE 12 SUBSEQUENT EVENTS

In late October 2020, the Company accelerated its existing plan to file an Investigational New Drug application (IND) for CoreCyte. In connection with the pending IND filing, the Company voluntarily stopped selling CoreCyte pending a Pre-IND meeting with the FDA. The cessation of CoreCyte sales could have a material adverse effect on our business or financial condition. CoreCyte represented 73.9% of the Company's sales for the three months ended September 30, 2020.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the audited Condensed consolidated Financial Statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2020.  Unless otherwise noted, all of the financial information in this Report is condensed consolidated financial information for the Company.

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its' wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products ("HCT/P"). In addition to Predictive Biotech's efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three months ended September 30, 2020 we reported total revenues of $5,091,004 and net loss attributable to common stockholders of $15,460,064 resulting in a $0.05 loss per share. During the three months ended September 30, 2019 we reported total revenues of $8,259,257 and net loss of $7,864,607 resulting in a $0.03 loss per share.

Our business units have been aligned with how the Chief Operating Decision Maker reviews performance and makes decisions in managing the Company.  The business units have been aggregated into two reportable segments: Human Cell and Tissues Products (HCT/Ps) and diagnostics and therapeutics. Predictive Biotech's HCT/Ps are processed in our FDA registered lab. Our minimally manipulated tissue products are prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factor and general cytokines and are intended for homologous use.  The diagnostics and therapeutics segment uses data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics.

Business Updates

In April 2020, Predictive Laboratories submitted an application to the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization (EUA) to market the Assurance AB lateral flow assay. Predictive Laboratories' application was submitted before the FDA had determined how COVID serology tests would be evaluated. In subsequent discussions with the FDA, it became apparent that a different test design for Assurance AB would be preferred due the rapidly changing understanding of the science related to COVID antibodies and the clinical utility of antibody testing. In parallel, over recent months, the rapid antibody testing market has shifted away from testing for recent infection (high titer levels of short-term IgM antibodies) toward preparing for near-term COVID immunity and vaccine related priorities (presence of IgG antibodies). As a result, Predictive made a business decision to withdraw the pending EUA application for the original Assurance AB test design. Instead, The Company is working on an advanced test design with our manufacturing partner (DaBlood). It is likely that a new EUA application for the revised COVID lateral flow assay will be submitted in the second fiscal quarter.

Results of Operations for the three months Ended September 30, 2020 and 2019

Revenue

	Three months ended
	September 30,
	2020	2019	Change
HCT/P	$3,869,258	$8,259,257	$(4,389,999)
Diagnostics and therapeutics	1,221,746	-	1,221,746
Total	$5,091,004	$8,259,257	$(3,168,253)

Revenue in the HCT/P segment for the three months ended September 30, 2020 decreased by $4.4 million from $8.3 million for the three months ended September 30, 2019. The decrease is primarily due to the impact of the COVID-19 pandemic, which has caused continued sales declines due to closure of customer clinics and reduced patient visits to those clinics that remain open.

In October 2020, the Company notified the FDA that it had suspended sales of the CoreCyte allograft product pending the anticipated filing of an IND application with the FDA. CoreCyte represented 73.9% of the Company's sales for the three months ended September 30, 2020. While commercial success cannot be guaranteed, the Company is executing its transition plan related to the CoreCyte IND application and expects to generate additional sales from new and existing products in the near term.

Revenue in the diagnostics and therapeutics segment for the three months ended September 30, 2020 increased by $1.2 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the three months ended September 30, 2020.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	September 30,
Cost of goods sold	2020	2019	Change
HCT/P	$2,386,660	$7,181,991	$(4,795,331)
Diagnostics and Therapeutics	1,078,477	-	1,078,477
Total	$3,465,137	$7,181,991	$(3,716,854)

Cost of goods sold as a % of sales
HCT/P	61.7%	87.0%
Diagnostics and Therapeutics	88.3%	-%

Cost of goods sold in the HCT/P segment for the three months ended September 30, 2020 decreased to $2.4 million from $7.2 million for the three months ended September 30, 2019. Approximately $1.2 million of decrease is due to decreased sales. The remaining decreases are primarily comprised of $2.3 million in scrap expense, $0.5 million in personnel costs, and $0.3 million in freight and transaction costs. Scrap expense for the three months ended September 30, 2019 was abnormally high, primarily due to defective components supplied by a specific vendor (see Note 11 to the accompanying condensed consolidated financial statements for a summary of legal action taken against the vendor). The remaining decreases resulted from decreased sales and decreases in production capacity made in response to the decrease in sales.

Cost of goods sold in the diagnostics and therapeutics segment for the three months ended September 30, 2020 increased to $1.1 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the three months ended September 30, 2020. The profitability of the COVID-19 testing business is sensitive to testing volume, with higher marginal profitability per unit after fixed costs are covered.

Selling and marketing expenses

	Three months ended
	September 30,
	2020	2019	Change
Selling and marketing expense	$1,061,798	$3,151,971	$(2,090,173)
Selling and marketing expense as a % of sales	20.9%	38.2%

Selling and marketing expenses for the three months ended September 30, 2020 decreased to $1.1 million from $3.2 million for the three months ended September 30, 2019. The decrease is due to decreases in personnel costs of $0.8 million, share-based compensation expense of $0.3 million, and commissions expense of $0.7 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Three months ended
	September 30,
	2020	2019	Change
General and administrative expense	$5,257,499	$6,378,877	$(1,121,378)
General and administrative expense as a % of sales	103.3%	77.2%

General and administrative expenses for the three months ended September 30, 2020 decreased to $5.0 million from $6.4 million for the three months ended September 30, 2019. The decrease is due to decreases in personnel costs of $0.6 million and share-based compensation expense of $0.6 million. The decreases in personnel costs resulted primarily from the April 2020 reduction in force.

Research and Development Expenses

	Three months ended
	September 30,
	2020	2019	Change
Research and development expense	$370,842	$1,828,350	(1,457,508)
Research and development expense as a % of sales	7.3%	22.1%

Research and development expenses for the three months ended September 30, 2020 decreased to $0.4 million from $1.8 million for the three months ended September 30, 2019. Approximately $0.9 million of the decrease is due to decreased share-based compensation expense, with the remainder driven by reallocation of resources previously used in R&D to perform the Assurance VR COVID-19 test.

Depreciation and amortization expense

	Three months ended
	September 30,
	2020	2019	Change
Depreciation and amortization expense	$2,484,083	$2,610,245	$(126,162)
Depreciation and amortization expense as a % of sales	48.8%	31.6%

Depreciation and amortization expense decreased compared to the same period in the prior fiscal year primarily due to a decrease in our intangible asset portfolio arising from the impairment of RMT described in Note 3 to the accompanying condensed consolidated financial statements.

 Loss on impairment

	Three months ended
	September 30,
	2020	2019	Change
Loss on Impairment	$7,015,326	$-	$7,015,326

Loss on impairment for the three months ended September 30, 2020 increased to $7.0 million due to the impairment of $5.2 million in goodwill and 1.8 million in trade secrets in the HCT/P segment (see Note 3 to the accompanying condensed consolidated financial statements).

 Other loss

	Three months ended
	September 30,
	2020	2019	Change
Other loss	$927,411	$212,782	$714,629

Other loss for the three months ended September 30, 2020 increased to $0.9 million from $0.2 million for the three months ended September 30, 2019. The increase was primarily driven by increased loss on our equity method investment of $0.6 million and an increase in interest expense of $0.1 million.

Liquidity and Capital Resources

The Company incurred a net loss attributable to common stockholders of $15,460,064 and net cash outflows from operations of $1,867,499 for the three months ended September 30, 2020. At September 30, 2020, the Company had $1,270,841 of cash and negative working capital of $14,842,006. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our capital deployment strategy focuses on use of resources in two key areas: research and development, and the commercialization of our HCT/Ps and diagnostic products. We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy.

The following table represents the condensed consolidated cash flow statement:

	Three months ended
	September 30,
	2020	2019	Change
Cash used in operating activities	$(1,867,499)	$(6,251,183)	$4,383,684
Cash used in investing activities	(125,537)	(600,805)	475,268
Cash provided by financing activities	2,932,649	6,075,587	(3,142,938)
Net increase (decrease) in cash and cash equivalents	939,613	(776,401)
Cash and cash equivalents at the beginning of the period	331,228	1,618,244
Cash and cash equivalents at the end of the period	$1,270,841	$841,843

Cash Flows from Operating Activities

The decrease in cash used in operating activities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to decreases in cash paid to suppliers and employees as a result of reductions in production and production capacity made in response to decreasing sales.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a decrease in cash paid on our subscription payable of $0.3 million and a decrease in capital expenditures of $0.2 million.

Cash Flows from Financing Activities

The decrease in cash provided by financing activities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the receipt of $3.1 million less in proceeds from the issuance of promissory notes.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the three months ended September 30, 2020.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2020, due to the following material weaknesses:

● The Company has a material weakness in the design and operation of its controls regarding its accounting for its equity method investment, including the proper elimination of intercompany profit included in assets acquired by the Company from its equity method investment and possible impairment of the investment. The identification of intercompany profit to be eliminated and the identification and compilation of data, assumptions, and computations used to determine the estimated fair value is not sufficiently precise in its preparation and review to identify misstatements that could become material.

● Separately, the Company has a material weakness in the design and operation of its controls over the timely recording of forfeitures of share-based compensation awards and the application of the amortization method used to recognize expense related to share based compensation awards, which could become material.

● The Company has a material weakness in the design and operation of its controls related to the timely execution of contracts.

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

4. Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mackey Investment, LLLP ("Mackey") subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. On or about October 19, 2020, Mackey filed a lawsuit against Predictive, Brad Robinson, Predictive'’s chief executive officer, and Simon Brewer, Predictive's chief financial officer, in the Third District Court in the State of Utah seeking rescission of the investment, damages in an unspecified amount and attorney's fees. He is asserting claims for breach of contract, fraudulent inducement, violation of the Utah Uniform Securities Act and Conspiracy. Based on the information available to us, we do not believe any of the Mackey proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint and have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of September 30, 2020 are included in accounts payable in the condensed consolidated balance sheets.

In June 2020, Wellgistics, LLC, the distributor of the Company's Assurance AB product, requested that the partial deposit paid on their non-cancellable purchase order of $5 million be returned. As the purchase order is contractually non-cancellable and the Company performed on the order in good faith by transmitting the deposit to the Company's supplier, the request to return the deposit was not honored. To date there has been no legal action taken by either party.

As of September 30, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our condensed consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
November 16, 2020		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
November 16, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
November 16, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Simon Brewer
November 16, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended September 30, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
November 16, 2020		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended September 30, 2020, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
November 16, 2020		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)