Form 10-Q
period 2020-12-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2021-02-16
CIK 1382943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of Predictive common stock outstanding as of February 15, 2021 was 299,596,808.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash	$134,376	$331,228
Accounts receivable, net of allowance for doubtful accounts of $187,502 and $239,392	318,712	136,903
Inventory	594,467	1,514,841
Other current assets	5,341,657	5,720,561
Total current assets	6,389,212	7,703,533
Property, plant, and equipment, net	4,572,873	5,305,099
Operating lease right of use assets	684,100	1,115,308
License agreements, net of amortization	15,034,027	16,064,728
Patents, net of amortization	5,726,034	6,085,785
Trade secrets, net of amortization	25,741,436	29,236,447
Other intangible assets, net of amortization	259,764	295,788
Equity method investments	11,987,558	12,731,383
Goodwill	-	5,254,451
Other long-term assets	57,468	49,893
Total assets	$70,452,472	$83,842,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,192,005	$4,988,319
Accrued liabilities	7,515,817	8,046,814
Deferred revenue	748,017	381,889
Operating lease liability, current portion	716,343	914,473
Finance lease liability, current portion	666,879	649,492
Notes payable, current portion	6,364,309	705,234
Subscription payable, current portion	7,206,610	5,150,000
Total current liabilities	29,409,980	20,836,221
Operating lease liability, net of current portion	-	243,378
Finance lease liability, net of current portion	516,855	861,613
Notes payable, net of current portion	2,211,910	4,465,985
Subscription payable, net of current portion	-	2,056,610
Deferred tax liabilities	300,896	300,896
Other non-current liabilities	131,627	154,430
Total liabilities	32,571,268	28,919,133

Stockholders' equity:
Common stock, par value $0.001, 299,596,808
shares issued and outstanding at December 31, 2020 and June 30,
2020, respectively; 900,000,000 shares authorized	299,597	299,597
Additional paid-in capital	187,449,292	181,862,823
Accumulated deficit	(149,436,980)	(126,872,115)
Total controlling interest	38,311,909	55,290,305
Non-controlling interest	(430,705)	(367,023)
Total stockholders' equity	37,881,204	54,923,282
Total liabilities and stockholders' equity	$70,452,472	$83,842,415

 See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Revenue	$4,067,488	$7,336,640	$9,158,492	$15,595,898
Cost of goods sold, exclusive of depreciation & amortization shown below	2,828,692	5,840,256	6,293,829	13,022,246

Operating expenses:
Selling and marketing	872,156	3,049,593	1,933,954	6,201,563
General and administrative	4,910,346	7,034,770	10,167,845	13,413,647
Research and development	557,381	2,364,350	928,223	4,192,700
Depreciation and amortization	1,751,562	2,775,073	4,235,645	5,385,318
Loss on impairment	-	-	7,015,326	-
Total operating expenses	8,091,445	15,223,786	24,280,993	29,193,228

Operating loss	(6,852,649)	(13,727,402)	(21,416,330)	(26,619,576)

Gain (loss) on equity method investment	26,020	(16,249,252)	(743,825)	(16,388,552)
Interest expense	(304,774)	(297,736)	(483,658)	(371,218)
Gain on disposal of asset	-	-	21,318	-
Total other loss	(278,754)	(16,546,988)	(1,206,165)	(16,759,770)

Loss before income taxes	(7,131,403)	(30,274,390)	(22,622,495)	(43,379,346)

Benefit from (provision for) income taxes	(5,000)	4,239,780	(6,052)	9,448,195

Net loss & comprehensive loss	$(7,136,403)	$(26,034,610)	$(22,628,547)	$(33,931,151)

Net loss attributable to non-controlling interest	(31,602)	(31,941)	(63,682)	(63,875)

Net loss attributable to common shareholders	$(7,104,801)	$(26,002,669)	$(22,564,865)	$(33,867,276)

Weighted average common shares outstanding, basic & diluted	299,596,808	283,126,298	299,596,808	282,203,748

Basic & diluted loss per share attributable to common shareholders	$(0.02)	$(0.09)	$(0.08)	$(0.12)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(22,628,547)	$(33,931,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,235,645	5,385,318
Loss on impairment	7,015,326	-
Provision for (recovery of) bad debts	(51,890)	177,560
Share based compensation	5,586,469	9,628,669
Deferred income taxes	-	(9,478,300)
Non-cash lease expense	431,208	329,515
Losses on equity method investment	743,825	16,388,552
Changes in operating assets and liabilities:
Accounts receivable	(129,919)	635,982
Inventory	920,374	1,930,084
Other assets	371,329	(61,612)
Accounts payable	1,163,208	(707,469)
Accrued liabilities	(553,800)	74,047
Operating lease liability	(441,508)	(329,067)
Deferred revenue	366,128	42,904
Net cash used in operating activities	(2,972,152)	(9,914,968)

Cash flows from investing activities:
Purchases of property and equipment	(299,951)	(476,856)
Cash payments on equity method investee stock subscription	-	(470,000)
Net cash used in investing activities	(299,951)	(946,856)

Cash flows from financing activities:
Proceeds from issuance of promissory notes and borrowings on revolving line of credit	3,405,000	9,680,000
Principal payments on finance leases	(329,749)	(180,918)
Net cash provided by financing activities	3,075,251	9,499,082

Net decrease in cash and cash equivalents	(196,852)	(1,362,742)
Cash and cash equivalents at the beginning of the period	$331,228	$1,618,244
Cash and cash equivalents at the end of the period	$134,376	$255,502

(Continued)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Six months ended December 31,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,903,222
Capital expenditures in accounts payable	136,955	-
Finance lease payments in accounts payable	143,172	-

See accompanying notes

(Concluded)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Non-Controlling	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$(239,280)	$(41,102,849)	$112,536,463
Share based compensation			4,994,600			4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)
Net loss				(31,934)	(7,864,607)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	$282,986	$158,590,206	$(271,214)	$(48,967,456)	$109,634,522
Share based compensation			4,634,069			4,634,069
Net Loss				(31,941)	(26,002,669)	(26,034,610)
BALANCES AT DECEMBER 31, 2019	282,985,560	$282,986	$163,224,275	$(303,155)	$(74,970,125)	$88,233,981

	Common Stock		Additional	Non-Controlling	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2020	299,596,808	$299,597	$181,862,823	$(367,023)	$(126,872,115)	$54,923,282
Share based compensation			2,936,580			2,936,580
Net loss				(32,080)	(15,460,064)	(15,492,144)
BALANCES AT SEPTEMBER 30, 2020	299,596,808	$299,597	$184,799,403	$(399,103)	$(142,332,179)	$42,367,718
Share based compensation			2,649,889			2,649,889
Net Loss				(31,602)	(7,104,801)	(7,136,403)
BALANCES AT DECEMBER 31, 2020	299,596,808	299,597	187,449,292	(430,705)	(149,436,980)	$37,881,204

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

Segment information was as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended December 31, 2020
Revenues	$2,654,565	$1,412,923	$-	$4,067,488
Depreciation and amortization	192,201	1,469,968	89,393	1,751,562
Share based compensation	445,733	140,769	2,063,387	2,649,889
Segment operating loss	(2,407,999)	(2,137,781)	(2,306,869)	(6,852,649)
Three months ended December 31, 2019
Revenues	$7,289,265	$47,375	$-	$7,336,640
Depreciation and amortization	937,923	1,756,560	80,590	2,775,073
Share based compensation	1,242,875	254,353	3,136,841	4,634,069
Segment operating loss	(7,067,094)	(3,261,117)	(3,399,191)	(13,727,402)
Six months ended December 31, 2020
Revenues	$6,523,823	$2,634,669	$-	$9,158,492
Depreciation and amortization	1,160,265	2,950,927	178,453	4,235,645
Share based compensation	803,906	281,539	4,501,024	5,586,469
Segment operating loss	(11,574,824)	(4,449,239)	(5,392,267)	(21,416,330)
Six months ended December 31, 2019
Revenues	$15,473,896	$122,002	$-	$15,595,898
Depreciation and amortization	1,836,868	3,387,858	160,592	5,385,318
Share based compensation	2,914,331	704,454	6,009,884	9,628,669
Segment operating loss	(13,611,080)	(6,489,756)	(6,518,740)	(26,619,576)

	Three months ended December 31,
			Six months ended December 31,
	2020	2019	2020	2019
Total operating loss for reportable segments	$(4,545,780)	$(10,328,211)	$(16,024,063)	$(20,100,836)
Unallocated amounts:
Unallocated Corporate	(2,306,869)	(3,399,191)	(5,392,267)	(6,518,740)
Other loss	(278,754)	(16,546,988)	(1,206,165)	(16,759,770)
Loss before income taxes	$(7,131,403)	$(30,274,390)	$(22,622,495)	$(43,379,346)

	As of December 31,	As of June 30,
Total Assets	2020	2020
HCT/Ps	$4,136,183	$11,980,175
Diagnostics and therapeutics	65,286,919	70,394,152
Unallocated corporate	1,029,370	1,468,088
Total Assets	$70,452,472	$83,842,415

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

The condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Operating results for the three and six months ended December 31, 2020 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

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

The Company incurred a net loss attributable to common stockholders of $22,564,865 and net cash outflows from operations of $2,972,152 for the six months ended December 31, 2020. At December 31, 2020, the Company had $134,376 of cash and negative working capital of $23,020,768. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together.

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

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  Impairment charges of $0 and $1,760,875 were recognized related to the trade secrets in the HCT/P segment in the three and six months ended December 31, 2020, respectively (see Note 3).   There were no impairments for the three and six months ended December 31, 2019.

Additional delays in the commercial launch of the Company's diagnostic products such as those that may result from a prolongation of the COVID-19 pandemic would adversely affect our business and potentially lead to additional impairment charges in the future.

Certain of the Company's patents are currently subject to litigation (see Note 11) to determine whether the seller of the patents had faithfully represented the nature of their ownership of patents that were sold to the Company. The seller of the patents represented that all rights, title, and interest to the patents was transferred to the Company as part of the sale.  However, the Company and its patent counsel have identified information in the US Patent and Trademark Office's (USPTO's) registry that calls into question whether the seller of the patents had all rights, title, and interest in the patents when they were sold to the Company. The Company raised these concerns with the seller of the patents but was unable to secure clear and satisfactory proof on a voluntary basis. These patents have a carrying value of $5,726,034 on our condensed consolidated balance sheet as of December 31, 2020. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the patents.

Revenue Recognition

We derive our revenue primarily from two sources.  One source is the sales of HCT/P products to clinicians. The majority of our contracts with customers have a single performance obligation, and all of our contracts with customers have a duration of less than one year. Revenue is recognized when control of the product passes to the customer, typically upon confirmation of delivery of the product to the customer. As our products must remain frozen during transit, we typically ship our products overnight. Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

The other source of revenue is from the sale of our Assurance VR™ COVID-19 RT-PCR test.  Our contracts with customers have a single performance obligation, and all of our contracts with customers have a duration of less than one year. Revenue is recognized when a valid test result is passed to the customer, which is done electronically.  Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for test results.

Generally, we require authorization from a credit card or verification of receipt of payment before we ship products to customers for HCT/P related revenues. From time to time we grant credit to these customers with normal credit terms (typically 30 days). For Assurance VR™ COVID-19 RT-PCR test related revenues we typically send an invoice the same or next day once valid test results have been sent electronically.  Payment terms are based on normal credit terms (typically 10 to 30 days).  We do not recognize assets associated with costs to obtain or fulfill a contract with a customer, as the amortization period for any such costs if capitalized would be one year or less.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the product, and fees charged to customers are included in net revenue upon completion of our performance obligation. Shipping and handling expenses are included in cost of sales. We present revenue net of sales taxes, discounts, and expected returns.

Goodwill

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  Impairment charges of $0 and $5,254,451 were recognized related to the goodwill in the HCT/P segment in the three and six months ended December 31, 2020, respectively (see Note 3).   There were no impairment charges for the three and six months ended December 31, 2019.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company's intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded impairment charges totaling $37,907,283 related to our equity method investment in Juneau Biosciences, LLC for the year ended June 30, 2020 (see Note 4). There were no impairments for the three and six months ended December 31, 2020.  The Company recorded an impairment loss of $15,932,106 for the three and six months ended December 31, 2019.

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

	Six months ended December 31,
	2020	2019
Deferred revenue – beginning balance	$381,889	$469,376
Increase due to deferral of revenue at period end	748,017	512,280
Decrease due to beginning contract liabilities recognized as revenue	(381,889)	(469,376)
Deferred revenue – ending balance	$748,017	$512,280

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

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three and six months ended December 31, 2020 and 2019.

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

During the three and six months ended December 31, 2020 and 2019, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition.

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

NOTE 2 PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant, and equipment is as follows:

	As of	As of
	December 31,	June 30,
	2020	2020
Computer equipment	$779,105	$759,192
Furniture	230,747	230,747
Lab equipment	2,610,555	2,215,409
Software	1,008,713	1,008,713
Leasehold improvements	1,006,215	1,006,215
Other fixed assets in progress	18,943	91,195
Lab equipment subject to finance lease	2,774,907	2,774,907
Total property, plant, and equipment	8,429,185	8,086,378

Accumulated depreciation	(2,669,102)	(2,002,744)
Accumulated depreciation – leased assets	(1,187,210)	(758,535)

Property, plant and equipment, net	$4,572,873	$5,305,099

Depreciation expense for the three month periods ended December 31, 2020 and 2019 was $524,620 and $546,714, respectively. Depreciation expense for the six month periods ended December 31, 2020 and 2019 was $1,075,033 and $928,601, respectively.

NOTE 3 GOODWILL & INTANGIBLE ASSETS

Intangible assets primarily consist of amortizable purchased licenses, patents, and trade secrets.  The following summarizes the amounts reported as intangible assets:

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At December 31, 2020:
Licenses	$21,337,981	$(6,303,954)	$15,034,027	7.5
Patents	9,750,000	(4,023,966)	5,726,034	7.5
Trade Secrets	32,547,380	(6,805,944)	25,741,436	10.5
Other	411,000	(151,236)	259,764	9.5
Goodwill	-	N/A	-	N/A
Total intangible assets	$64,046,361	$(17,285,100)	$46,761,261	9.1

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2020:
Licenses	$21,337,981	$(5,273,253)	$16,064,728	8.0
Patents	9,750,000	(3,664,215)	6,085,785	8.0
Trade Secrets	46,634,380	(17,397,933)	29,236,447	7.9
Other	411,000	(115,212)	295,788	10.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$83,387,812	$(26,450,613)	$56,937,199	8.0

Estimated future amortization expense related to intangible assets consists of the following as of December 31, 2020:

Year Ending June 30,	Amount
2021	$2,430,070
2022	4,860,141
2023	4,860,141
2024	4,860,141
2025	4,860,141
Thereafter	24,890,627

Total amortization expense for the three months ended December 31, 2020 and 2019 was $1,226,942 and $2,228,359 respectively. Total amortization expense for the six months ended December 31, 2020 and 2019 was $3,160,612 and $4,456,717 respectively.

Impairment of Trade Secrets

As of June 30, 2020, the Company identified indicators of impairment related to the assets acquired with Regenerative Medical Technologies, Inc. Specifically, development of the assets acquired has proceeded significantly more slowly than originally planned due to the departure of key personnel and related difficulties in obtaining patient consent required to use the acquired assets in the Company's research activities. The Company determined the fair value of the assets acquired to be $334,000 using the cost to recreate method, which resulted in an impairment charge of $10,041,556 for the year ended June 30, 2020. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy. The impaired assets and the related impairment charge are included in the Diagnostics and Therapeutics segment.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020 in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020. The Company estimated the fair value of the reporting unit using the discounted cash flow method, as the forecasted cash flows during the remaining economic life of the trade secrets (less than one year) were forecasted to be negative. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy. As a result, impairment charges of $0 and $1,760,875 were recognized related to the trade secrets in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended December 31, 2020, respectively. There were no impairment charges for the three and six months ended December 31, 2019.

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

The agreement requires a 2% royalty to be paid to Juneau on the sale of patented therapeutic products specifically covered by the agreement. The Company amortizes the licenses over the life of the underlying patent.

Goodwill

We recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  The Company estimated the fair value of the reporting unit using the discounted cash flow method. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy.  The fair value of the reporting unit was determined to have fallen below its carrying value, which resulted in impairment charges of $0 and $5,254,451 that were recognized in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended December 31, 2020, respectively. There were no impairments of goodwill for the three and six months ended December 31, 2019.

Changes in the goodwill balance during the six months ended December 31, 2020 were as follows.

	Goodwill	Accumulated Impairment Losses
As of June 30, 2020	$5,254,451	$-
Impairment of Goodwill	-	(5,254,451)
As of December 31, 2020	$5,254,451	$(5,254,451)

NOTE 4 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company's investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of December 31, 2020	As of June 30, 2020

Carrying amount	$11,987,558	$12,731,383
Ownership percentage	48.3%	48.3%

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

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned "Third Amended and Restated Subscription Agreement." Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the "Equity Payment") based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The schedule of payments as of December 31, 2020 under the amended agreement is as follows:

Year Ending June 30	Amount
2021	5,150,000
2022	2,056,610
$7,206,610

The Company is currently $2,150,000 in arrears on payment on the subscription. Should Juneau declare the Company in default and cancel the subscription, our unpaid units of Juneau would be cancelled.

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

There were no impairments during the six months ended December 31, 2020.

NOTE 5 ACCRUED LIABILITIES

Accrued liabilities at December 31, 2020 and June 30, 2020 were as follows:

	As of	As of
	December 31,	June 30,
	2020	2020
Employee compensation and benefits	$582,244	$1,493,484
Income tax payable	115,649	110,649
Customer deposit	5,000,000	5,000,000
Other	1,817,924	1,442,681
Total accrued liabilities	$7,515,817	$8,046,814

The customer deposit of $5,000,000 relates to a partial deposit received from the distributor of the Company's Assurance AB™ product. Under the terms of the agreement with the distributor, the purchase order may not be cancelled and product may only be returned if damaged in transit or subject to a recall order. In an effort to expeditiously satisfy the Company's obligations under the agreement with the distributor, the Company paid the full amount of the partial deposit to the Company's U.S. supplier. The deposit paid to the supplier is included in other current assets on the condensed consolidated balance sheets. If the Assurance AB test does not receive Emergency Use Authorization from the FDA, the deposit paid to the Company's supplier may become impaired. As of the date of this filing, the Company has withdrawn its original EUA application and is planning on filing a new EUA application for a version of the product designed to meet testing needs anticipated during the vaccination phase of the pandemic. The Company will fulfill the purchase order upon receipt of the remaining deposit amount due from the distributor under the distribution agreement. As of the date of the financial statements, no additional deposits have been made. The customer has requested a refund of the deposit. See further discussion in Note 11.

NOTE 6 DEBT

Notes payable were as follows:

	As of	As of
	December 31,	June 30,
	2020	2020
Promissory notes	$6,710,234	$3,305,234
Revolving line of credit	200,000	200,000
Paycheck Protection Program Loan	1,665,985	1,665,985
Total notes payable	$8,576,219	$5,171,219
Less: Current portion	(6,364,309)	(705,234)
Total long-term notes payable	$2,211,910	$4,465,985

Future maturities of notes payable are as follows:

Year Ending June 30	Amount
2021	4,616,447
2022	3,129,289
2023	637,548
2024	192,935
$8,576,219

Promissory notes

As of December 31, 2020, unsecured promissory notes with a face value of $2,600,000 were outstanding. The notes bear 12% simple interest and mature from November 2021 to March 2022.

On June 4, 2020, trade payables due to a vendor in the amount of $705,234 were converted into an unsecured note payable due on November 15, 2020. The note bears interest at 3% per annum, increasing to 5% if the note is not paid when otherwise due. As of December 31, 2020 the note holder has increased the interest to 5%.

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

On December 18, 2020, the Company issued a promissory note with a face value of $405,000.  The note is secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test.  The note bears interest at 5% per annum and matures sixty days from execution.

The Company entered into a Consulting Agreement with the same accredited investor on the same date that the promissory notes were amended. The Company will provide various services in connection with the accredited investor's COVID-19 testing business, including technical consultation and sales lead generation. The Company may earn up to $1,000,000 in milestone payments and shall earn a commission of 5% of the accredited investor's sales generated from sales leads provided by the Company. Amounts earned under the Consulting Agreement shall first be applied to any balance outstanding under the amended promissory notes. The Company's total compensation under the Consulting Agreement is capped at $4,000,000. The agreement may be cancelled by the accredited investor without penalty.  See Note 12 regarding an update to this Consulting Agreement.

Revolving line of credit

In September 2019, the Company and an accredited investor entered into a Revolving Loan Agreement whereby the accredited investor agreed to lend the Company up to $3,000,000. At December 31, 2020, $200,000 is outstanding and $2,800,000 is available. Amounts drawn under the revolving loan will be charged interest at a rate of 12% and may be repaid at any time. All amounts outstanding under the revolving loan are due upon the expiration of the revolving loan facility on September 30, 2021.

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

Fair value

The fair value of the Company's outstanding debt obligations as of December 31, 2020 was $7,497,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 15.00%, which is classified as Level 2 within the fair value hierarchy.

NOTE 7 INCOME TAXES

The Company recognized income tax expense (benefit) of $5,000 and ($4,239,780) for the three-month periods ended December 31, 2020 and 2019, respectively, and income tax expense (benefit) of $6,052 and ($9,448,195) for the six-month periods ended December 31, 2020 and 2019, respectively. The Company's recognized effective tax rate differs from the U.S. federal statutory rate for the six months ended December 31, 2020 primarily due to state income taxes and share based compensation, offset by changes in the valuation allowance in deferred tax assets. The Company's recognized effective tax rate differs from the U.S. federal statutory rate for the six months ended December 31, 2019 primarily due to state income taxes, share based compensation and excess tax benefits arising from the exercise of commons stock warrants during the period.

NOTE 8 STOCKHOLDER'S EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 10). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

The following is a summary of warrant activity from June 30, 2020 through December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrant:
Outstanding June 30, 2020	53,093,520	$0.78	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited/ Cancelled	-	-	-
Outstanding December 31, 2020	53,093,520	$0.78	3.1

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. Share based compensation expense related to warrants issued for services for the three months ended December 31, 2020 and 2019 was $16,500 and $1,361,172, respectively.  Share based compensation expense related to warrants issued for services for the six months ended December 31, 2020 and 2019 was $458,191 and $3,251,384, respectively.

As of December 31, 2020, unrecognized compensation cost related to warrants issued for services was $66,000 and is expected to be recognized over a weighted average period of 1.08 years

NOTE 9 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the following periods consisted of the following:

	Net	Weighted Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended December 31, 2020
Basic and diluted EPS attributable to common shareholders	(7,104,801)	299,596,808	$(0.02)
Three months ended December 31, 2019
Basic and diluted EPS attributable to common shareholders	(26,002,669)	283,126,298	$(0.09)
Six months ended December 31, 2020
Basic and diluted EPS attributable to common shareholders	(22,564,865)	299,596,808	$(0.08)
Six months ended December 31, 2019
Basic and diluted EPS attributable to common shareholders	(33,867,276)	282,203,748	$(0.12)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of December 31,
	2020	2019
Warrants for common stock	53,093,520	58,443,520
Options for common stock	27,635,400	25,921,050
	80,728,920	84,364,570

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

A summary of option activity is as follows for the six months ended December 31, 2020:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2020	30,014,704	$1.47
Options granted	15,000	0.44
Less:
Options exercised	-	-
Options canceled or expired	(2,394,304)	1.32
Options outstanding at December 31, 2020	27,635,400	$1.48

Share based compensation expense related to options issued under the 2015 Plan for the three months ended December 31, 2020 and 2019 was $2,633,389 and $3,272,897, respectively, and for the six months ended December 31, 2020 and 2019 was $5,128,278 and $6,377,285, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of December 31, 2020, there was $14,341,473 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 1.53 years.

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

The table below presents the future maturities of lease obligations under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2021	493,775	317,959	811,734
2022	246,888	740,798	987,686
2023	-	167,719	167,719
2024	-	-	-
2025	-	-	-
Total cash payments	740,663	1,226,476	1,967,139
Less: Imputed interest	(24,320)	(42,742)	(67,061)
Total lease liability	$716,343	1,183,734	1,900,078

Lease information for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Lease cost
Finance lease cost
Amortization of right of use assets	$217,971	$156,057
Interest on lease liabilities	26,357	40,488
Operating lease cost	236,683	223,051
Short-term lease cost	5,985	450
Total lease cost	$486,996	$420,046

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$26,357	$40,488
Operating cash flows from operating leases	194,525	224,088
Financing cash flows from finance leases	166,590	156,057

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Lease cost
Finance lease cost
Amortization of right of use assets	$432,309	$180,469
Interest on lease liabilities	55,961	44,901
Operating lease cost	473,366	327,455
Short-term lease cost	8,739	64,787
Total lease cost	$970,375	$617,612

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$55,961	$44,901
Operating cash flows from operating leases	431,208	329,515
Financing cash flows from finance leases	329,749	180,918

Weighted average remaining lease term - finance leases (Years)	1.47
Weighted average remaining lease term - operating leases (Years)	0.75
Weighted average discount rate - finance leases	8.10%
Weighted average discount rate - operating leases	8.63%

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At December 31, 2020, the Company had taken delivery of consumables worth $93,909 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the condensed consolidated balance sheet. Remaining payments due under the purchase commitment total $577,795 during the year ending June 30, 2021.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. ("Auxocell") for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. On or about August 24, 2020, Auxocell answered the Complaint by denying the claims and asserting counterclaims of its own for breach of a confidentiality clause and failure to pay for devices. The Company answered and denied the counterclaims on December 14, 2020. Initial discovery has commenced and the current schedule has a discovery cut-off date of April 1, 2021. The litigation is still in discovery and as such we provide no opinion or assessment of the likely outcome of the litigation.

On or about November 11, 2020, Mackey Investment, LLLP ("Mackey") filed a lawsuit in Utah District Court against Predictive Technology Group, Inc and several officers of the Company. Mackey subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey was given all of the Company's SEC filings as part of his due diligence. Mackey is alleging that Predictive failed to disclose material information in connection with its investment and is alleging breach of contract, fraudulent inducement, violations of the Utah Uniform Securities Act, and conspiracy. The suit also seeks civil penalties and treble and punitive damages. The Company filed an answer denying the claims in the Complaint on or about December 4, 2020. Discovery has commenced, but we have not received discovery responses. We deny the allegations in the complaint and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of December 31, 2020 are included in accounts payable in the condensed consolidated balance sheets.

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

As of December 31, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our condensed consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

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

The long- term severity of the material impact of the COVID-19 pandemic on the Company's business will continue to depend on a number of factors, including, but not limited to, the further duration and severity of the pandemic, including the effects of the new COVID-19 variants, and the continued extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The impact of COVID-19 on the Company's results of operations and cash flows has been material and is expected to continue to be material for the remainder of this calendar year. Given the dynamic nature of this situation, the Company is currently unable to accurately predict the impact of COVID-19 on its future operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential impairments.

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

Past due payments

As of December 31, 2020, many of the Company's obligations were significantly past due. As a result, our creditors may have grounds to take adverse action against the Company, including but not limited to lawsuits and seizure of collateral. Any such actions taken by our creditors could have material adverse impact on our operations or financial condition.

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 15, 2020, the date on which the financial statements were available to be issued.

On January 14, 2021, the Company entered into an amended and restated Promissory Note and Security Agreement with Prophase Labs, Inc.  This amendment modified the terms as described in Note 6 above. The Company received additional proceeds in the amount of $1,000,000, which raised the outstanding amount to $4,000,000, less $250,000, recognized as earned under the consulting agreement, for a total outstanding amount of $3,750,000. The amended promissory note bears 15% simple interest. Payments are to be made on a per test basis based on volume starting the 10th of the following month after recording a monthly sales volume, beginning March 10th for February sales.  Payments will not exceed the aggregate amounts due on the note, and will be applied first to interest, then principal. No other payments are due on the promissory note until September 2021, at which time monthly payments equal to 1/36th of the outstanding principal and interest amount shall commence.  If payments being made based on testing volume are greater, those will govern repayment. Unpaid interest accruing prior to September 2021 will be added to the principal amount. Any remaining principal and interest shall be due on September 30, 2022. The amended promissory note is secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test and may be prepaid without penalty

On January 14, 2021, the Company terminated its consulting agreement with ProPhase Labs, Inc. (see Note 6) in order to facilitate the closing of the amended and restated note as described above.

On February 9, 2021, Company received loan proceeds of an additional $1.7 million under the Paycheck Protection Program ("PPP") under a new promissory note from a commercial bank (the "PPP Second Loan"). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

The PPP Second Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under its Revolving Loan Agreement, the $2.8 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a lack of history of being able to access the capital markets, exacerbated by our stock not being listed on a national exchange. As a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company's PPP Second Loan is five years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

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

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its' wholly-owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products ("HCT/P"). In addition to Predictive Biotech's efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three and six months ended December 31, 2020 we reported total revenues of $4,067,488 and $9,158,492, respectively. We reported net losses attributable to common shareholders of $7,104,801 and $22,564,865, resulting in net losses per common share of $(0.02) and $(0.08), respectively. During the three and six months ended December 31, 2019 we reported total revenues of $7,336,640 and $15,595,898, respectively. We reported net losses attributable to common shareholders of $26,002,669 and $33,867,276, resulting in net losses per common share of $(0.09) and $(0.12), respectively.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Revenue

	Three months ended
	December 31,
	2020	2019	Change
HCT/P	$2,654,565	$7,289,265	$(4,634,700)
Diagnostics and Therapeutics	1,412,923	47,375	1,365,548
Total	$4,067,488	$7,336,640	$(3,269,152)

Revenue in the HCT/P segment for the three months ended December 31, 2020 decreased by $4.6 million from $7.3 million for the three months ended December 31, 2019. The decrease is primarily due to the impact of the COVID-19 pandemic, which has caused continued sales declines due to closure of customer clinics and reduced patient visits to those clinics that remain open.

In October 2020, the Company notified the FDA that it had suspended sales of the CoreCyte allograft product pending the anticipated filing of an IND application with the FDA. CoreCyte represented 51.0% of the Company's sales for the six months ended December 31, 2020. While commercial success cannot be guaranteed, the Company is executing its transition plan related to the CoreCyte IND application and expects to generate additional sales from new and existing products in the near term.

Revenue in the diagnostics and therapeutics segment for the three months ended December 31, 2020 increased by $1.4 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the six months ended December 31, 2020.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	December 31,
Cost of goods sold	2020	2019	Change
HCT/P	$1,812,339	$5,840,256	$(4,027,917)
Diagnostics and Therapeutics	1,016,353	-	1,016,353
Total	$2,828,692	$5,840,256	$(3,011,564)

Cost of goods sold as a % of sales
HCT/P	68.3%	79.6%
Diagnostics and Therapeutics	71.9%	-%

Cost of goods sold in the HCT/P segment for the three months ended December 31, 2020 decreased to $1.8 million from $5.8 million for the three months ended December 31, 2019. Approximately $1.2 million of decrease is due to decreased sales. The remaining decreases are primarily comprised of $1.0 million in scrap expense, $0.5 million in personnel costs, and $0.3 million in freight and transaction costs. Scrap expense for the three months ended December 31, 2019 was abnormally high, primarily due to defective components supplied by a specific vendor (see Note 11 to the accompanying condensed consolidated financial statements for a summary of legal action taken against the vendor). The remaining decreases resulted from decreased sales and decreases in production capacity made in response to the decrease in sales.

Cost of goods sold in the diagnostics and therapeutics segment for the three months ended December 31, 2020 increased to $1.0 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the six months ended December 31, 2020. The profitability of the COVID-19 testing business is sensitive to testing volume, with higher marginal profitability per unit after fixed costs are covered.

Selling and marketing expenses

	Three months ended
	December 31,
	2020	2019	Change
Selling and marketing expense	$872,156	$3,049,593	$(2,177,437)
Selling and marketing expense as a % of sales	21.4%	41.6%

Selling and marketing expenses for the three months ended December 31, 2020 decreased to $0.9 million from $3.0 million for the three months ended December 31, 2019. The decrease is due to decreases in personnel costs of $0.8 million, commissions expense of $0.7 million, and stock based compensation of $0.3 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Three months ended
	December 31,
	2020	2019	Change
General and administrative expense	$4,910,346	$7,034,770	$(2,124,424)
General and administrative expense as a % of sales	120.7%	95.9%

General and administrative expenses for the three months ended December 31, 2020 decreased to $4.9 million from $7.0 million for the three months ended December 31, 2019. Approximately $2.0 million of the decrease is due to decreased share-based compensation expenses.

Research and Development Expenses

	Three months ended
	December 31,
	2020	2019	Change
Research and development expense	$557,381	$2,364,350	$(1,806,969)
Research and development expense as a % of sales	13.7%	32.2%

Research and development expenses for the three months ended December 31, 2020 decreased to $0.6 million from $2.4 million for the three months ended December 31, 2019. Approximately $0.1 million of the decrease is due to decreased payroll expense, with the remainder driven by reallocation of resources previously used in R&D to perform the Assurance VR COVID-19 test.

Depreciation and amortization expense

	Three months ended
	December 31,
	2020	2019	Change
Depreciation and amortization expense	$1,751,562	$2,775,073	$(1,023,511)
Depreciation and amortization expense as a % of sales	43.1%	37.8%

Depreciation and amortization expense decreased compared to the same period in the prior fiscal year primarily due to a decrease in our intangible asset portfolio arising from the impairment of RMT described in Note 3 to the accompanying condensed consolidated financial statements.

Other loss

	Three months ended
	December 31,
	2020	2019	Change
Other loss	$278,754	$16,546,988	$(16,268,234)

Other loss for the three months ended December 31, 2020 decreased to $0.3 million from $16.5 million for the three months ended December 31, 2019. The decrease was primarily driven by the $15.9 million impairment charge recognized in December 2019 related to our equity method investment in Juneau Biosciences, LLC

Results of Operations for the Six Months Ended December 31, 2020 and 2019

Revenue

	Six months ended
	December 31,
	2020	2019	Change
HCT/P	$6,523,823	$15,473,896	$(8,950,073)
Diagnostics and Therapeutics	2,634,669	122,002	2,512,667
Total	$9,158,492	$15,595,898	$(6,437,406)

Revenue in the HCT/P segment for the six months ended December 31, 2020 decreased by $9.0 million from $15.5 million for the six months ended December 31, 2019. The decrease is primarily due to the impact of the COVID-19 pandemic, which has caused continued sales declines due to closure of customer clinics and reduced patient visits to those clinics that remain open.

In October 2020, the Company notified the FDA that it had suspended sales of the CoreCyte allograft product pending the anticipated filing of an IND application with the FDA. CoreCyte represented 51.0% of the Company's sales for the six months ended December 31, 2020. While commercial success cannot be guaranteed, the Company is executing its transition plan related to the CoreCyte IND application and expects to generate additional sales from new and existing products in the near term.

Revenue in the diagnostics and therapeutics segment for the six months ended December 31, 2020 increased by $2.5 million from $0.1 million due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the six months ended December 31, 2020

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Six months ended
	December 31,
Cost of goods sold	2020	2019	Change
HCT/P	$4,198,999	$13,022,246	$(8,823,247)
Diagnostics and Therapeutics	2,094,830	-	2,094,830
Total	$6,293,829	$13,022,246	$(6,728,417)

Cost of goods sold as a % of sales
HCT/P	64.4%	84.2%
Diagnostics and Therapeutics	79.5%	-%

Cost of goods sold in the HCT/P segment for the six months ended December 31, 2020 decreased to $4.2 million from $13.0 million for the six months ended December 31, 2019. Approximately $3.0 million of decrease is due to decreased sales. The remaining decreases are primarily comprised of $1.8 million in scrap expense, $0.5 million in personnel costs, and $0.3 million in freight and transaction costs. Scrap expense for the six months ended December 31, 2019 was abnormally high, primarily due to defective components supplied by a specific vendor (see Note 11 to the accompanying condensed consolidated financial statements for a summary of legal action taken against the vendor). The remaining decreases resulted from decreased sales and decreases in production capacity made in response to the decrease in sales.

Cost of goods sold in the diagnostics and therapeutics segment for the six months ended December 31, 2020 increased to $2.1 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the six months ended December 31, 2020. The profitability of the COVID-19 testing business is sensitive to testing volume, with higher marginal profitability per unit after fixed costs are covered

Selling and marketing expenses

	Six months ended
	December 31,
	2020	2019	Change
Selling and marketing expense	$1,933,954	$6,201,563	$(4,267,609)
Selling and marketing expense as a % of sales	21.1%	39.8%

Selling and marketing expenses for the six months ended December 31, 2020 decreased to $1.9 million from $6.2 million for the six months ended December 31, 2019. The decrease is due to decreases in personnel costs of $1.0 million, and a decrease in commissions expense of $3.2 million.

Substantially all of our selling and marketing expenses were incurred in the HCT/P segment.

General and Administrative Expenses

	Six months ended
	December 31,
	2020	2019	Change
General and administrative expense	$10,167,845	$13,413,627	$(3,245,782)
General and administrative expense as a % of sales	111.0%	86.0%

General and administrative expenses for the six months ended December 31, 2020 decreased to $10.2 million from $13.4 million for the six months ended December 31, 2019. Approximately $3.4 million of the decrease is due to decreased share-based compensation expenses. Personnel costs also decreased by $0.1 million.  The decreases in personnel costs resulted primarily from the April 2020 reduction in force.

Research and Development Expenses

	Six months ended
	December 31,
	2020	2019	Change
Research and development expense	$928,223	$4,192,700	$(3,264,477)
Research and development expense as a % of sales	10.1%	26.9%

Research and development expenses for the six months ended December 31, 2020 decreased to $0.9 million from $4.2 million for the six months ended December 31, 2019. Approximately $1.8 million of the decrease is due to decreased share-based compensation expense, with the remainder driven by reallocation of resources previously used in R&D to perform the Assurance VR COVID-19 test.

Depreciation and amortization expense

	Six months ended
	December 31,
	2020	2019	Change
Depreciation and amortization expense	$4,235,645	$5,385,318	$(1,149,673)
Depreciation and amortization expense as a % of sales	46.2%	34.5%

Depreciation and amortization expense decreased compared to the same period in the prior fiscal year primarily due to a decrease in our intangible asset portfolio arising from the impairment of RMT described in Note 3 to the accompanying condensed consolidated financial statements.

Loss on impairment

	Six months ended
	December 31,
	2020	2019	Change
Loss on Impairment	$7,015,326	$-	$7,015,326

Loss on impairment for the six months ended December 31, 2020 increased to $7.0 million due to the impairment of $5.2 million in goodwill and $1.8 million in trade secrets in the HCT/P segment (see Note 3 to the accompanying condensed consolidated financial statements).

Other loss

	Six months ended
	December 31,
	2020	2019	Change
Other loss	$1,206,165	$16,759,770	$(15,553,605)

Other loss for the six months ended December 31, 2020 decreased to $1.2 million from $16.8 million for the six months ended December 31, 2019. The decrease was primarily driven by the $15.9 million impairment charge recognized in December 2019 related to our equity method investment in Juneau Biosciences, LLC.

Liquidity and Capital Resources

The Company incurred a net loss attributable to common stockholders of $22,564,865 and net cash outflows from operations of $2,972,152 for the six months ended December 31, 2020. At December 31, 2020, the Company had $134,376 of cash and negative working capital of $23,020,768. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our capital deployment strategy focuses on use of resources in two key areas: research and development, and the commercialization of our HCT/Ps and diagnostic products. We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy.

The following table represents the condensed consolidated cash flow statement:

	Six months ended
	December 31,
	2020	2019	Change
Cash used in operating activities	$(2,972,152)	$(9,914,968)	$6,942,816
Cash used in investing activities	(299,951)	(946,856)	646,905
Cash provided by financing activities	3,075,251	9,499, 082	(6,423,831)
Net decrease in cash and cash equivalents	(196,852)	(1,362,742)
Cash and cash equivalents at the beginning of the period	331,228	1,618,244
Cash and cash equivalents at the end of the period	$134,376	$255,502

Cash Flows from Operating Activities

The decrease in cash used in operating activities for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 was primarily due to decreases in cash paid to suppliers and employees as a result of reductions in production and production capacity made in response to decreasing sales.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 was primarily due to a decrease in cash paid for equity under our subscription agreement of $0.5 million and a decrease in cash paid for capital expenditures of $0.2 million.

Cash Flows from Financing Activities

The decrease in cash provided by financing activities for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 was primarily due to the receipt of $3.4 million in proceeds from the issuance of promissory notes, while during last year $9.7 million in proceeds from the issuance of promissory notes was received.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the six months ended December 31, 2020.

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

All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; delays in obtaining regulatory approvals or the failure to maintain such approvals; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC, including our Registration Statement on Form 10. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Item 1A "Risk Factors" in our Registration Statement on Form 10. In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our Disclosure Controls were not effective due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to the following material weaknesses:

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

•

Separately, the Company has a material weakness in the design and operation of its controls over the timely recording of forfeitures of share-based compensation awards and the application of the amortization method used to recognize expense related to share based compensation awards, which could become material

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

4.	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc ("Auxocell") for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. On or about August 24, 2020, Auxocell answered the Complaint by denying the claims and asserting counterclaims of its own for breach of a confidentiality clause and failure to pay for devices. The Company answered and denied the counterclaims on December 14, 2020. Initial discovery has commenced and the current schedule has a discovery cut-off date of April 1, 2021. The litigation is still in discovery and as such we provide no opinion or assessment of the likely outcome of the litigation.

On or about November 11, 2020, Mackey Investment, LLLP ("Mackey") filed a lawsuit in Utah District Court against Predictive Technology Group, Inc and several officers of the Company.  Mackey subscribed for and purchased 500,000 shares of Predictive common stock for $480,000 on or about January 29, 2020. Mackey was given all of the Company's SEC filings as part of his due diligence. Mackey is alleging that Predictive failed to disclose material information in connection with its investment and is alleging breach of contract, fraudulent inducement, violation of the Utah Uniform Securities Act, and conspiracy. The suit also seeks civil penalties and treble and punitive damages. The Company filed an Answer denying the claims in the Complaint on or about December 4, 2020. Discovery has commenced, but we have not received discovery responses. We deny the allegations in the complaint and will vigorously defend against these allegations.

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of December 31, 2020 are included in accounts payable in the condensed consolidated balance sheets.

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

As of December 31, 2020, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our condensed consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

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

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
February 16, 2021		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Simon Brewer
February 16, 2021		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
February 16, 2021		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Simon Brewer, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Simon Brewer
February 16, 2021		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended December 31, 2020 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
February 16, 2021		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Simon Brewer, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended December 31, 2020, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Simon Brewer
February 16, 2021		Simon Brewer Chief Accounting Officer (Principal Accounting and Principal Financial Officer)