Form 10-Q
period 2021-03-31
PREDICTIVE TECHNOLOGY GROUP, INC.
filed 2021-05-17
CIK 1382943

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares of Predictive common stock outstanding as of May 17, 2021 was 299,596,808.

-ii-

PREDICTIVE TECHNOLOGY GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$151,993	$331,228
Accounts receivable, net of allowance for doubtful accounts of $187,501 and $239,392	2,415,492	136,903
Inventory	923,335	1,514,841
Other current assets	5,349,248	5,720,561
Total current assets	8,840,068	7,703,533
Property and equipment, net	3,777,951	5,305,099
Operating lease right of use assets	461,170	1,115,308
License agreements, net of amortization	14,518,678	16,064,728
Patents, net of amortization	5,546,160	6,085,785
Trade secrets, net of amortization	25,226,544	29,236,447
Other intangible assets, net of amortization	254,848	295,788
Equity method investments	8,271,959	12,731,383
Goodwill	-	5,254,451
Other long-term assets	61,199	49,893
Total assets	$66,958,577	$83,842,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,438,197	$4,988,319
Accrued liabilities	8,301,931	8,046,814
Deferred revenue	566,622	381,889
Operating lease liability, current portion	483,209	914,473
Finance lease liability, current portion	682,177	649,492
Notes payable, current portion	8,949,779	705,234
Subscription payable, current portion	7,206,610	5,150,000
Total current liabilities	30,628,525	20,836,221
Operating lease liability, net of current portion	-	243,378
Finance lease liability, net of current portion	344,838	861,613
Subscription payable, net of current portion	-	2,056,610
Notes payable, net of current portion	2,980,533	4,465,985
Deferred tax liabilities	300,896	300,896
Other non-current liabilities	834,590	154,430
Total liabilities	35,089,382	28,919,133
(Continued)

Stockholders' equity:
Common stock, par value $0.001, 299,596,808
shares issued and outstanding at March 31, 2021 and
June 30, 2020; 900,000,000 shares authorized	299,597	299,597
Additional paid-in capital	188,857,015	181,862,823
Accumulated deficit	(156,824,153)	(126,872,115)
Total controlling interest	32,332,459	55,290,305
Non-controlling interest	(463,264)	(367,023)
Total stockholders' equity	31,869,195	54,923,282
Total liabilities and stockholders' equity	$66,958,577	$83,842,415

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$6,893,976	$5,723,984	$16,052,468	$21,319,882
Cost of goods sold, exclusive of depreciation & amortization shown below:	2,917,628	4,237,824	9,211,457	17,260,070

Operating expenses:
Selling and marketing	1,000,474	2,002,394	2,934,428	8,203,957
General and administrative	4,212,145	6,343,658	14,379,990	19,757,304
Research and development	227,450	2,125,421	1,155,673	6,318,121
Depreciation and amortization	1,770,043	2,738,165	6,005,688	8,123,484
Loss on impairment	-	-	7,015,326	-
Total operating expenses	7,210,112	13,209,638	31,491,105	42,402,866

Operating loss	(3,233,764)	(11,723,478)	(24,650,094)	(38,343,054)

Loss on equity method investment	(3,715,600)	(651,450)	(4,459,425)	(17,040,002)
Interest expense	(468,116)	(100,118)	(951,774)	(471,336)
Gain on disposal of asset	85,287	-	106,605	-
Other loss	(65,879)	-	(65,879)	-
Total other income (loss), net	(4,164,308)	(751,568)	(5,370,473)	(17,511,338)

Loss before income taxes	(7,398,072)	(12,475,046)	(30,020,567)	(55,854,392)

Benefit from (Provision for) income taxes	(21,660)	(1,257,868)	(27,712)	8,190,327

Net loss & comprehensive loss	$(7,419,732)	$(13,732,914)	$(30,048,279)	$(47,664,065)

Net loss non-controlling interest	(32,559)	(31,934)	(96,241)	(95,809)

Net loss attributable to common shareholders	$(7,387,173)	$(13,700,980)	$(29,952,038)	$(47,568,256)

Weighted average common shares outstanding, basic & diluted	299,596,808	294,685,635	299,596,808	293,866,529

Basic & diluted loss per share attributable to common shareholders	$(0.02)	$(0.05)	$(0.10)	$(0.16)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,048,279)	$(47,664,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,005,688	8,123,484
Loss on impairment	7,015,326	-
Provision (recoveries) for bad debts	(51,891)	177,560
Share based compensation	6,994,192	13,363,687
Deferred income taxes	-	(8,282,964)
Non-cash lease expense	654,138	533,705
Losses on equity method investment	4,459,425	17,040,002
Gain on disposition of equipment	(106,605)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,226,698)	947,436
Inventory	591,506	3,584,892
Other assets	360,007	(103,157)
Accounts payable	(430,852)	107,651
Accrued liabilities	935,277	822,776
Operating lease liability	(674,642)	(534,981)
Deferred revenue	184,733	(182,385)
Net cash used in operating activities	(6,338,675)	(12,066,359)

Cash flows from investing activities:
Proceeds from sale of fixed assets	260,000	-
Purchases of property and equipment	(237,584)	(504,136)
Cash payments on equity method investee stock subscription	-	(520,000)
Net cash provided by (used in) investing activities	22,416	(1,024,136)

Cash flows from financing activities:
Proceeds from sale of common stock	-	480,000
Proceeds from issuance of long term debt	6,759,093	11,540,000
Principal payments on finance leases	(622,069)	(341,306)
Net cash provided by financing activities	6,137,024	11,678,694

Net increase (decrease) in cash and cash equivalents	(179,235)	(1,411,801)
Cash and cash equivalents at the beginning of the period	331,228	1,618,244
Cash and cash equivalents at the end of the period	$151,993	$206,443

(Continued)

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The following is a summary of supplemental cash flow activities:

	Nine Months Ended March 31,
	2021	2020
Property and equipment in accounts payable	$112,808	$73,333
Finance lease payments in accounts payable	7,571	-
Right-of-use assets obtained in exchange for new operating lease liabilities	-	1,903,222
Issuance of common stock to settle subscription payable	-	2,430,000
Extinguishment of debt with common stock	-	9,451,918

(Concluded)

See accompanying notes

PREDICTIVE TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Non-Controlling	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2019	273,761,955	$273,762	$153,604,830	$(239,280)	$(41,102,849)	$112,536,463
Share based compensation	-	-	4,994,600	-	-	4,994,600
Cashless exercise of warrants	9,223,605	9,224	(9,224)	-	-	-
Net loss	-	-	-	(31,934)	(7, 864,607)	(7,896,541)
BALANCES AT SEPTEMBER 30, 2019	282,985,560	282,986	158,590,206	(271,214)	(48,967,456)	109,634,522
Share based compensation	-	-	4, 634,069	-	-	4,634,069
Net loss	-	-	-	(31,941)	(26,002,669)	(26,034,610)
BALANCES AT DECEMBER 31, 2019	282,985,560	282,986	163,224,275	(303,155)	(74,970,125)	88,233,981
Share based compensation	-	-	4,005,018	-	-	4,005,018
Extinguishment of debt with common stock	12,947,833	12,948	9,438,970	-	-	9,451,918
Issuance of common stock to settle subscription payable	2,963,415	2,963	2,427,037	-	-	2,430,000
Issuance of common stock for cash	500,000	500	479,500	-	-	480,000
Net loss	-	-	-	(31,934)	(13, 700,980)	(13,732,914)
BALANCES AT MARCH 31, 2020	299,396,808	$299,397	$179,574,800	$(335,089)	$(88,671,105)	$90,868,003

	Common Stock		Additional	Non-Controlling	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Interest	Deficit	Equity
BALANCES AT JUNE 30, 2020	299,596,808	$299,597	$181, 862,823	$(367,023)	$(126,872,115)	$54,923,282
Share based compensation	-	-	2,936,580	-	-	2,936,580
Net loss	-	-	-	(32,080)	(15,460,064)	(15,492,144)
BALANCES AT SEPTEMBER 30, 2020	299,596,808	299,597	184,799,403	(399,103)	(142,232,179)	42,367,718
Share based compensation	-	-	2,649,889	-	-	2,649,889
Net loss	-	-	-	(31,602)	(7,104,801)	(7,136,403)
BALANCES AT DECEMBER 31, 2020	299,596,808	299,597	187,449,292	(430,705)	(149,436,980)	37,881,204
Share based compensation	-	-	1,407,723	-	-	1,407,723
Net loss	-	-	-	(32,559)	(7,387,173)	(7,419,732)
BALANCES AT MARCH 31, 2021	299,596,808	$299,597	$188,857,015	$(463,264)	$(156,824,153)	$31,869,195

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

Predictive Technology Group, Inc., together with its subsidiaries (collectively, "PTG", "Predictive" or the "Company"), develops and commercializes discoveries and technologies involved in novel molecular diagnostic, therapeutic, and Human Cellular and Tissue-Based Products ("HCT/Ps"). The Company uses this information as the cornerstone in the development of new diagnostics that assess a person's risk of disease and develop pharmaceutical therapeutics and HCT/Ps for use by healthcare professionals to improve outcomes in their patients.  The Company's corporate headquarters are in Salt Lake City, Utah.

SEGMENT INFORMATION:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance.  The Company operates in two reportable segments, which are differentiated by product.  The HCT/P segment offers minimally manipulated tissue products intended for homologous use, prepared utilizing proprietary extraction methods that reduce the loss of important scaffolding, growth factors and cytokines.  The Company's Diagnostics and Therapeutics segment uses data analytics for disease identification and subsequent therapeutic intervention through novel gene-based diagnostics, and companion therapeutics. Lastly, the "Unallocated Corporate" column in the table below represents those headquarters activities that do not qualify as operating segments, and which are not allocated to operating segments in information provided to the CODM. We currently sell our products exclusively in the United States.

Segment revenue and operating loss were as follows during the periods presented:

	HCT/Ps	Diagnostics & Therapeutics	Unallocated Corporate	Total
Three months ended March 31, 2021
Revenues	$3,034,027	$3,859,949	$-	$6,893,976
Depreciation and amortization	192,200	1,488,456	89,387	1,770,043
Share based compensation	205,204	89,261	1,113,258	1,407,723
Segment operating loss	(1,406,051)	(541,419)	(1,286,294)	(3,233,764)
Three months ended March 31, 2020
Revenues	$5,673,451	$50,533	$-	$5,723,984
Depreciation and amortization	897,219	1,759,279	81,667	2,738,165
Share based compensation	1,040,701	225,896	2,468,421	3,735,018
Segment operating loss	(5,805,596)	(3,377,911)	(2,539,971)	(11,723,478)
Nine months ended March 31, 2021
Revenues	$9,557,850	$6,494,618	$-	$16,052,468
Depreciation and amortization	1,298,466	4,439,383	267,839	6,005,688
Share based compensation	1,009,110	370,800	5,614,282	6,994,192
Segment operating loss	(12,980,875)	(4,990,658)	(6,678,561)	(24,650,094)
Nine months ended March 31, 2020
Revenues	$21,147,347	$172,535	$-	$21,319,882
Depreciation and amortization	2,734,087	5,147,127	242,270	8,123,484
Share based compensation	3,955,032	930,350	8,478,305	13,363,687
Segment operating loss	(19,285,305)	(9,833,261)	(9,244,488)	(38,343,054)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Total operating loss for reportable segments	$(1,947,470)	$(9,183,507)	$(17,971,533)	$(29,118,566)
Unallocated amounts:
Unallocated Corporate	(1,286,294)	(2,539,971)	(6,678,561)	(9,224,488)
Other income (loss)	(4,164,308)	(751,568)	(5,370,473)	(17,511,338)
Loss before income taxes	$(7,398,072)	$(12,475,046)	$(30,020,567)	$(55,854,392)

	As of March 31,	As of June 30,
Total assets	2021	2020
HCT/Ps	$2,769,532	$11,980,175
Diagnostics and therapeutics	63,253,857	70,394,152
Unallocated corporate	935,188	1,468,088
Total assets	$66,958,577	$83,842,415

BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared by Predictive Technology Group, Inc. (the "Company" or "Predictive") in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Operating results for the three and nine months ended March 31, 2021 may not necessarily be indicative of results to be expected for any other interim period or for the full fiscal year.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on June 30.

Consolidation

These condensed consolidated financial statements include the financial statements of Predictive Technology Group, Inc. and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern within one year from the date of issuance of these financial statements.

The Company incurred a net loss attributable to common shareholders of $29,952,038 and net cash outflows from operations of $6,338,675 for the nine months ended March 31, 2021. At March 31, 2021, the Company had $151,993 of cash and negative working capital of $21,788,457. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Inventory

Inventory consists primarily of HCT/Ps produced by Predictive Biotech, Inc. ("Predictive Biotech"), a wholly owned subsidiary and laboratory supplies used in genetic testing performed by Predictive Laboratories, Inc. ("Predictive Labs").  We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method.  All other costs, including administrative costs, are expensed as incurred.

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

Property and Equipment

Lab equipment, furniture and computer equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the lesser of estimated useful lives of the related assets or the underlying lease term. Lab equipment items have depreciable lives of 5 years, furniture items have depreciable lives of 7 years, and computer equipment items have depreciable lives of 5 years. Repair and maintenance costs are charged to expense as incurred. Amortization of assets recorded under finance leases is included in depreciation expense.

The Company reviews property and equipment for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

Leases

We have entered into operating and finance lease agreements primarily for office and laboratory facilities and laboratory equipment located in Salt Lake City, Utah with lease periods expiring between 2021 and 2023.

We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our condensed consolidated balance sheet beginning July 1, 2019. Finance lease assets are included in property and equipment, net.

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

As of June 30, 2020, the Company had identified indicators of impairment for certain of its long-lived assets and performed an impairment test related to those long-lived assets. An impairment charge of $10,041,556 was recorded related to assets acquired with Regenerative Medical Technologies, Inc. (see Note 3).

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an Investigational New Drug (IND) application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. The Company is in the process of completing its IND application and submitting to the FDA. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  Impairment charges of $0 and $1,760,875 were recognized related to the trade secrets in the HCT/P segment in the three and nine months ended March 31, 2021, respectively (see Note 3). There were no impairments for the three and nine months ended March 31, 2020.

Additional delays in the commercial launch of the Company's diagnostic products such as those that may result from a prolongation of the COVID-19 pandemic would adversely affect our business and potentially lead to additional impairment charges in the future.

Certain of the Company's patents are currently subject to litigation (see Note 11) to determine whether the seller of the patents had faithfully represented the nature of their ownership of patents that were sold to the Company. The seller of the patents represented that all rights, title, and interest to the patents was transferred to the Company as part of the sale.  However, the Company and its patent counsel have identified information in the US Patent and Trademark Office's (USPTO's) registry that calls into question whether the seller of the patents had all rights, title, and interest in the patents when they were sold to the Company. The Company raised these concerns with the seller of the patents but was unable to secure clear and satisfactory proof on a voluntary basis. These patents have a carrying value of $5,546,160 on our unaudited condensed consolidated balance sheet as of March 31, 2021. While there is some question as to whether the Company has full title to these patents, we believe that we have at least partial ownership and can develop products based on the patents.

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

The other source of revenue is from the sale of our Assurance VR™ COVID-19 RT-PCR test.  Our contracts with customers have a single performance obligation, and all of our contracts with customers have a duration of less than one year. Revenue is recognized when control of the testing service has passed to the customer, typically when we report a valid test result to the customer, which is done electronically.  Revenue is recognized in an amount that reflects the expected consideration to be received in exchange for test results.

Generally, we require authorization from a credit card or verification of receipt of payment before we ship products to customers for HCT/P related revenues. From time to time, we grant credit to these customers with normal credit terms (typically 30 days). For Assurance VR™ COVID-19 RT-PCR test related revenues we typically send an invoice the same or next day once valid test results have been sent electronically.  Payment terms are based on normal credit terms (typically 10 to 30 days).  We do not recognize assets associated with costs to obtain or fulfill a contract with a customer, as the amortization period for any such costs if capitalized would be one year or less.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the product, and fees charged to customers are included in net revenue upon completion of our performance obligation. Shipping and handling expenses are included in cost of sales. We present revenue net of sales taxes, discounts, and expected returns.

Goodwill

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an IND application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. The Company is in the process of completing its IND application and submitting to the FDA. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  Impairment charges of $0 and $5,254,451 were recognized related to the goodwill in the HCT/P segment in the three and nine months ended March 31, 2021, respectively (see Note 3). There were no impairment charges for the three and nine months ended March 31, 2020.

Equity Method Investment

We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and the Company's intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. The Company recorded impairment charges totaling $37,907,283 related to our equity method investment in Juneau Biosciences, LLC for the year ended June 30, 2020 (see Note 4). There were no impairments for the three and nine months ended March 31, 2021.  The Company recorded an impairment loss of $0 and $15,932,106 for the three and nine months ended March 31, 2020, respectively.

Paycheck Protection Program Loan

On May 6, 2020, the Company received loan proceeds of $1,665,985 under the Paycheck Protection Program ("PPP") under a promissory note from a commercial bank (the "PPP Loan"). On February 11, 2021 the Company received additional loan proceeds of $1,665,980 under the PPP under a new promissory note from a commercial bank (the "PPP Second Loan"). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. As amended, the CARES act provides that the loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP Loans are included in notes payable in the condensed consolidated balance sheets. Should all or part of the PPP Loans be forgiven, the amount forgiven will be derecognized through other income in the period when forgiveness is granted by the governing authority.

Deferred Revenue

We recognize a contract liability when customer payment precedes the completion of our performance obligations. The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the period.

	Nine Months Ended March 31,
	2021	2020
Deferred revenue – beginning balance	$381,889	$469,376
Increase due to deferral of revenue at period end	566,622	286,991
Decrease due to beginning contract liabilities recognized as revenue	(381,889)	(469,376)
Deferred revenue – ending balance	$566,622	$286,991

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

Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is equal to net loss for the three and nine months ended March 31, 2021 and 2020.

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

During the three and nine months ended March 31, 2021 and 2020, we did not have any remeasurements of non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying unaudited condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)" which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance, as amended by subsequent ASUs, introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements but does not expect the impact to be material.

NOTE 2 PROPERTY AND EQUIPMENT, NET

The composition of property and equipment is as follows:

	As of	As of
	March 31,	June 30,
	2021	2020
Computer equipment	$777,166	$759,192
Furniture	230,747	230,747
Lab equipment	2,463,015	2,215,409
Software	1,008,713	1,006,215
Leasehold improvements	1,006,215	1,008,713
Other fixed assets in progress	18,943	91,195
Lab equipment subject to finance lease	2,487,668	2,774,907
Total property and equipment	7,992,467	8,086,378

Accumulated depreciation and amortization	(3,004,461)	(2,002,744)
Accumulated amortization– leased assets	(1,210,055)	(758,535)

Property and equipment, net	$3,777,951	$5,305,099

Depreciation and amortization expense for the three-month periods ended March 31, 2021 and 2020 was $555,012 and $510,473, respectively. Depreciation and amortization expense for the nine-month periods ended March 31, 2021 and 2020 was $1,630,045 and $1,439,074, respectively.

NOTE 3 GOODWILL & INTANGIBLE ASSETS

	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At March 31, 2021:
Licenses	$21,337,981	$(6,819,303)	$14,518,678	7.3
Patents	9,750,000	(4,206,840)	5,546,160	7.3
Trade Secrets	32,547,380	(7,320,836)	25,226,544	10.3
Other	411,000	(156,152)	254,848	9.4
Goodwill	-	N/A	-	N/A
Total intangible assets	$64,046,361	$(18,500,131)	$45,546,230	8.8
	Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (Years)
At June 30, 2020:
Licenses	$21,337,981	$(5,273,253)	$16,064,728	8.0
Patents	9,750,000	(3,664,215)	6,085,785	8.0
Trade Secrets	46,634,380	(17,397,933)	29,236,447	7.9
Other	411,000	(115,212)	295,788	10.0
Goodwill	5,254,451	N/A	5,254,451	N/A
Total intangible assets	$83,387,812	$(26,450,613)	$56,937,199	8.0

Estimated future amortization expense related to intangible assets consists of the following as of March 31, 2021:

Year Ending June 30,	Amount
2021	$1,215,035
2022	4,860,141
2023	4,860,141
2024	4,860,141
2025	4,860,141
Thereafter	24,890,631
Total	$45,546,230

Total amortization expense for the three months ended March 31, 2021 and 2020 was $1,215,031 and $2,227,692 respectively. Total amortization expense for the nine months ended March 31, 2021 and 2020 was $4,375,643 and $6,684,410 respectively.

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

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an IND application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020 in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. The Company is in the process of completing its IND application and submitting to the FDA. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020. The Company estimated the fair value of the reporting unit using the discounted cash flow method, as the forecasted cash flows during the remaining economic life of the trade secrets (less than one year) were forecasted to be negative. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy. As a result, impairment charges of $0 and $1,760,875 were recognized related to the trade secrets in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended March 31, 2021, respectively. There were no impairment charges for the three and nine months ended March 31, 2020.

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

Under the license, as amended, (i) upon the commercial sale of the rights to the ARTguide™ or a license thereof we are required to issue to Juneau common stock with a market value of $2,500,000, (ii) Juneau receives a royalty of 50% of net profits as defined in the license agreement, (iii) we must have minimum sales of $12.5 million in the twelve month period beginning nine months after commercial launch, (iv) during the second year following launch we must have minimum sales of $30 million, and (v) during the third year following launch and each year thereafter we must have minimum annual sales of $60 million. If we fail to meet these metrics the license is null and void unless Predictive (a) presents a written plan to Juneau describing how Predictive will use reasonable commercial efforts to improve sales and (b) Predictive agrees to spend an amount equal to the difference between the projected minimum sales and actual sales on an enhanced sales and marketing effort over the next year.

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

Goodwill

The Company recorded goodwill of $5,254,451 from the acquisition of Predictive Biotech, Inc. (formerly Renovo Biotech, Inc.) that was completed on March 28, 2016.

In October 2020, the Company stopped selling its CoreCyte product in connection with the decision to accelerate the Company's previously existing plan to file an IND application for CoreCyte with the FDA. The Company submitted documentation to begin the process of filing the IND on October 30, 2020, in which CoreCyte is indicated for the treatment of osteoarthritis of the knee. On December 29, 2020, the FDA completed the Pre-IND meeting. The Company is in the process of completing its IND application and submitting to the FDA. As the sequence of events that led to this decision began with the receipt of a Warning Letter from the FDA in August 2020, it was determined that the decision to stop selling CoreCyte was an indicator of impairment as of September 30, 2020.  The Company estimated the fair value of the reporting unit using the discounted cash flow method. This valuation approach uses inputs that qualify as Level 3 in the fair value hierarchy.  The fair value of the reporting unit was determined to have fallen below its carrying value, which resulted in impairment charges of $0 and $5,254,451 that were recognized in the HCT/P segment in loss on impairment in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended March 31, 2021, respectively. There were no impairments of goodwill for the three and nine months ended March 31, 2020.

Changes in the goodwill balance during the nine months ended March 31, 2021 were as follows.

	Goodwill	Accumulated Impairment Losses
As of June 30, 2020	$5,254,451	$-
Impairment of Goodwill	-	(5,254,451)
As of March 31, 2021	$5,254,451	$(5,254,451)

NOTE 4 EQUITY METHOD INVESTMENT

Juneau Biosciences, LLC

The Company's investment in Juneau is accounted for under the equity method. The following table summarizes the investment:

	As of March 31, 2021	As of June 30, 2020
Carrying amount	$8,271,959	$12,731,383
Ownership percentage	48.3%	48.3%

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

On February 10, 2020, the Company and Juneau Biosciences, LLC, its equity method investee, executed an amendment to the agreement captioned "Third Amended and Restated Subscription Agreement." Under the terms of the agreement, the Company issued common stock, par value $0.001, with a value of $2,430,000 (the "Equity Payment") based on the closing market price on the agreement date that was applied against the subscription payable. The amendment also changed the schedule of cash payments due under the subscription agreement to purchase units of Juneau. The schedule of payments due as of March 31, 2021 under the amended agreement is as follows:

Year Ending June 30	Amount
2021	$5,150,000
2022	2,056,610
$7,206,610

The Company is currently $3,610,000 in arrears on payment on the subscription. Should Juneau declare the Company in default and cancel the subscription, our unpaid units of Juneau would be cancelled.

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

For each of the impairment tests as of December 31, 2019 and June 30, 2020, we engaged a third-party valuation firm to assist us in determining whether the carrying value of our equity method investment had fallen below the carrying value. The valuations were performed using a combination of the cost approach, the income approach, and calibration of the fair values of the Company's operating segments and equity method investment to the Company's overall market capitalization. These valuation approaches use inputs that qualify as Level 3 in the fair value hierarchy. As a result of the valuation, it was determined that the fair value of our equity method investment had fallen to $35,329,167 at December 31, 2019, necessitating an impairment charge of $15,932,016 during the three months ended December 31, 2019.  At June 30, 2020, it was determined that the fair value of our equity method investment had fallen to $12,731,383, necessitating a further impairment charge of $21,975,267. The total impairment charges of $37,907,283 are included in loss on equity method investment in the condensed consolidated statement of operations and comprehensive loss for the year ended June 30, 2020. The impairments were determined to be other than temporary based on the magnitude of the decline in fair value.

There were no impairments during the three and nine months ended March 31, 2021.

NOTE 5 ACCRUED LIABILITIES

Accrued liabilities at March 31, 2021 and June 30, 2020 were as follows:

	As of	As of
	March 31,	June 30,
	2021	2020
Employee compensation and benefits	$556,681	$1,493,484
Income tax payable	115,649	110,649
Customer deposit	5,000,000	5,000,000
Other	2,629,601	1,442,681
Total accrued liabilities	$8,301,931	$8,046,814

The customer deposit of $5,000,000 relates to a partial deposit received from the distributor of the Company's Assurance AB™ product. Under the terms of the agreement with the distributor, the purchase order may not be cancelled, and product may only be returned if damaged in transit or subject to a recall order. In an effort to expeditiously satisfy the Company's obligations under the agreement with the distributor, the Company paid the full amount of the partial deposit to the Company's U.S. supplier. The deposit paid to the supplier is included in other current assets on the condensed consolidated balance sheets. As of the date of this filing, the Company has withdrawn its original EUA application and has determined not to move forward with seeking the EUA application given changes in the market caused by adoption of other testing methods and the distribution of vaccinations in the United States.  As of the date of the financial statements, no additional deposits have been made. The customer has requested a refund of the deposit. See further discussion in Note 11.

NOTE 6 DEBT

Notes payable were as follows:

	As of	As of
	March 31,	June 30,
	2021	2020
Promissory notes	$8,598,347	$3,305,234
Revolving line of credit	-	200,000
Paycheck Protection Program Loans	3,331,965	1,665,985
Total notes payable	$11,930,312	$5,171,219
Less: Current portion	(8,949,779)	(705,234)
Total long-term notes payable	$2,980,553	$4,465,985

Future maturities of notes payable are as follows:

Year Ending June 30	Amount
2021	5,010,442
2022	4,595,088
2023	1,381,847
2024	942,935
$11,930,312

Promissory notes

As of March 31, 2021, unsecured promissory notes with a face value of $2,800,000 were outstanding. The notes bear 12% simple interest and mature from November 2021 to March 2022.

On June 4, 2020, trade payables due to a vendor in the amount of $705,234 were converted into an unsecured note payable due on November 15, 2020. The note bears interest at 3% per annum, increasing to 5% if the note is not paid when otherwise due. As of March 31, 2021 the note holder has increased the interest to 5% and has not declared the note as default.

In July and August 2020, the Company issued promissory notes to Prophase Labs, Inc. in the amount of $1,000,000. The notes bear interest at 15% per annum and mature on September 21, 2020. The notes are secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test.

On September 25, 2020, the Company and Prophase Labs, Inc. amended and restated the outstanding notes and increased the principal amount by $2,000,000 to a total of $3,000,000. The amended promissory note bears 15% simple interest. No payments on the amended promissory note are due until September 2021, at which time monthly payments equal to 1/36th of the outstanding principal and interest amount shall commence. Interest accruing prior to September 2021 will be added to the principal amount. Any remaining principal and interest shall be due on September 30, 2022. The amended promissory note is secured by the revenues arising from the Company's Assurance VR™ COVID-19 RT-PCR test and may be prepaid without penalty.

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

On March 4, 2021 the Company issued a convertible promissory note with a face value of $500,000. The note bears interest at 12% per annum, compounded annually, and matures on September 4, 2021. The note incurred closing costs of 10% of the face value of the note which is due on the maturity date. The closing costs may be paid in Company common stock or in cash at the sole election of the holder. The holder has the option to convert the principal balance and accrued interest of the note into unregistered shares of Company common stock at the conversion price of fifteen cents ($0.15) per share of common stock.

On March 15, 2021 the Company issued a promissory note with a face value of $575,000. The note bears interest at 10% per annum until the note has been paid in full. The note becomes due and payable on March 15, 2022.

Paycheck Protection Program Loan

On May 6, 2020, Company received PPP Loan proceeds of $1,665,985 under the PPP under a promissory note from a commercial bank. On February 11, 2021, the company received PPP Second Loan proceeds of $1,665,980 under the PPP under a new promissory note from a commercial bank. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

The term of the Company's first PPP Loan is two years and the term of the second PPP loan is five years. The annual interest rate on both PPP Loans is 1% and no payments of principal or interest are due during the six-month period beginning on the date of each PPP Loan.  Both PPP Loans are subject to any new guidance and new requirements released by the Department of the Treasury.

Fair value

The fair value of the Company's outstanding debt obligations as of March 31, 2021 was $10,525,000, which was determined based on a discounted cash flow model using an estimated market rate of interest of 15.00%, which is classified as Level 2 within the fair value hierarchy.

NOTE 7 INCOME TAXES

The Company recognized income tax expense (benefit) of $21,660 and $1,257,868 for the three-month periods ended March 31, 2021 and 2020, respectively, and income tax expense (benefit) of $27,712 and ($8,190,327) for the nine-month periods ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021, no benefit from income taxes was recorded due to the Company being in a full valuation allowance position, resulting in an effective tax rate of 0.0%. The Company's recognized effective tax rate differs from the U.S. federal statutory rate for the nine months ended March 31, 2020 primarily due to state income taxes, share based compensation, excess tax benefits arising from the exercise of commons stock warrants during the period,as well as an increase in the valuation allowance on deferred tax assets.

NOTE 8 STOCKHOLDER'S EQUITY

The Company has issued various warrants exercisable for our common stock outside of the 2015 Stock Option Plan (see Note 10). The warrants were issued to raise capital, as compensation for acquisitions of intellectual property, and as compensation for services.

The following is a summary of warrant activity from June 30, 2020 through March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrant:
Outstanding June 30, 2020	53,093,520	$0.84	3.60
Granted	-	-	-
Exercised	-	-	-
Forfeited/ Cancelled	-	-	-
Outstanding March 31, 2021	53,093,520	$0.84	2.85

The Company recognizes expense for warrants issued for services that are subject to graded vesting on a straight-line basis. Share based compensation expense related to warrants issued for services for the three months ended March 31, 2021 and 2020 was $16,500 and $257,573, respectively.  Share based compensation expense related to warrants issued for services for the nine months ended March 31, 2021 and 2020 was $474,691 and $3,508,957, respectively.

As of March 31, 2021, unrecognized compensation cost related to warrants issued for services was $49,500 and is expected to be recognized over a weighted average period of 0.83 years

NOTE 9 EARNINGS PER COMMON SHARE (EPS)

The computation of weighted average shares outstanding and the basic and diluted loss per common share for the following periods consisted of the following:

		Weighted
	Net	Average Shares	Per Share
	Loss	Outstanding	Amount
Three months ended March 31, 2021
Basic and diluted EPS attributable to common shareholders	(7,387,173)	299,596,808	$ (0.02)
Three months ended March 31, 2020
Basic and diluted EPS attributable to common shareholders	(13,700,980)	294,685,635	$ (0.05)
Nine months ended March 31, 2021
Basic and diluted EPS attributable to common shareholders	(29,952,038)	299,596,808	$ (0.10)
Nine months ended March 31, 2020
Basic and diluted EPS attributable to common shareholders	(47,568,256)	293,866,529	$ (0.16)

Potentially dilutive securities that would be excluded from the calculation of diluted net loss per common share because to include them would be anti-dilutive are as follows:

	As of March 31,
	2021	2020
Warrants for common stock	53,093,520	52,993,520
Options for common stock	27,603,400	30,881,104
	80,696,920	83,874,624

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

A summary of option activity is as follows for the nine months ended March 31, 2021:

	Number of shares	Weighted average exercise price
Options outstanding at June 30, 2020	30,014,704	$1.47
Options granted	2,384,000	0.14
Less:
Options exercised	-	-
Options canceled or expired	(4,795,304)	1.75
Options outstanding at March 31, 2021	27,603,400	$1.30

Share based compensation expense related to options issued under the 2015 Plan for the three months ended March 31, 2021 and 2020 was $1,391,223 and $3,747,445, respectively, and for the nine months ended March 31, 2021 and 2020 was $6,519,501 and $9,854,730, respectively.

The Company recognizes expense for awards subject to graded vesting on a straight-line basis. As of March 31, 2021, there was $9,337,317 of total unrecognized share-based compensation expense related to stock options issued under the 2015 Stock Option Plan that will be recognized over a weighted-average period of 1.33 years.

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

The table below presents the future maturities of lease obligations under operating and finance leases:

Year Ending June 30,	Operating	Finance	Total
2021	$248,418	$185,199	$433,617
2022	246,888	740,798	987,686
2023	-	167,718	167,718
2024	-	-	-
2025	-	-	-
Total cash payments	495,306	1,093,715	1,589,021
Less: Imputed interest	(12,097)	(66,700)	(78,797)
Total lease liability	$483,209	$1,027,015	$1,510,224

Lease information for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Lease cost
Finance lease cost
Amortization of right of use assets	$142,757	$172,812
Interest on lease liabilities	23,111	36,157
Operating lease cost	236,683	236,683
Short-term lease cost	810	900
Total lease cost	$403,361	$446,552

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$23,111	$81,058
Operating cash flows from operating leases	222,930	533,705
Financing cash flows from finance leases	292,320	341,306

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Lease cost
Finance lease cost
Amortization of right of use assets	$575,066	$518,436
Interest on lease liabilities	79,072	81,058
Operating lease cost	710,049	463,089
Short-term lease cost	9,549	65,687
Total lease cost	$1,373,736	$1,128,270

Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from finance leases	$79,072	$81,058
Operating cash flows from operating leases	$654,138	$533,705
Financing cash flows from finance leases	$622,069	$341,306

Weighted average remaining lease term - finance leases (Years)	1.46
Weighted average remaining lease term - operating leases (Years)	0.50
Weighted average discount rate - finance leases	8.11%
Weighted average discount rate - operating leases	8.63%

Purchase commitments

In March 2019, in connection with the lease of laboratory equipment described above, the Company agreed to purchase a fixed quantity of the consumables used by the equipment for a total of $1,386,710. The Company is obligated to pay for the consumables in twelve fixed monthly installments beginning in October 2019. At March 31, 2021, the Company had taken delivery of consumables worth $93,909 in excess of the installment amounts paid. The amount due for goods that have been delivered is included in accrued liabilities on the condensed consolidated balance sheet. Remaining payments due under the purchase commitment total $577,795 during the year ending June 30, 2021.

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

On or about May 1, 2019, Surgenex, LLC and one of its principals filed a lawsuit against Predictive Therapeutics LLC, Predictive Biotech, Inc., both subsidiaries of Predictive Technology Group, Inc., and Doug Schmid, an employee of Predictive Biotech, Inc. In 2014 Surgenex contracted with Utah Cord Bank, Inc., a former employer of Doug Schmid, to assist Surgenex in doing work relating to allograft tissue. Schmid was later hired by Predictive Biotech, Inc. In connection with Schmid's employment with Predictive Biotech, Surgenex has filed a lawsuit alleging unjust enrichment, conspiracy, conversion, tortious interference with contractual and business relations, violations of trade secrets act, and other claims. Based on the information available to us, we do not believe the Surgenex proceedings will have a material adverse effect on our business, results of operations, financial position, or liquidity. Further, we deny the allegations in the complaint, have not discovered any evidence of wrongdoing with respect to the allegations and will vigorously defend against these allegations.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc. ("Auxocell") for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. On or about August 24, 2020, Auxocell answered the Complaint by denying the claims and asserting counterclaims of its own for breach of a confidentiality clause and failure to pay for devices. The Company answered and denied the counterclaims on December 14, 2020. Initial discovery has commenced and the current schedule has a fact discovery cut-off date of June 21, 2021. The litigation is still in discovery and as such we provide no opinion or assessment of the likely outcome of the litigation.

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

On or about April 30, 2020, Equitas Bio/Pharma Solutions, LLC ("Equitas") filed a lawsuit against Predictive Technology Group in New York District Court alleging nonpayment of "at least $551,080" in amounts owing under Master Service Agreement and Project Work Orders as of the date of filing. The claims are for breach of contract, breach of covenant of good faith and fair dealing and fraud. The basis of the fraud claim alleges that Predictive "made specific statements to Equitas that it was able to and intend to perform its obligations under the agreements" and at "the time Predictive made these promises it had no intention of keeping them." We agree that amounts are owed under the agreements, but we deny all allegations in the complaint relating to breach of covenant of good faith and fraud. Amounts due as of March 31, 2021 are included in accounts payable in the condensed consolidated balance sheets.

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

As of March 31, 2021, we did not record a liability related to these matters (other than amounts recorded in accounts payable as described above) as it was determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable, or both. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect our condensed consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

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

The long- term severity of the material impact of the COVID-19 pandemic on the Company's business will continue to depend on a number of factors, including, but not limited to, the further duration and severity of the pandemic, including the effects of the new COVID-19 variants, and the continued extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The impact of COVID-19 on the Company's results of operations and cash flows has been material and is expected to continue to be material for the remainder of this fiscal year. Given the dynamic nature of this situation, the Company is currently unable to accurately predict the impact of COVID-19 on its future operations and financial results or cash flows for the foreseeable future and whether the impact of COVID-19 could lead to potential impairments.

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

Past due payments

As of March 31, 2021, many of the Company's obligations were significantly past due. As a result, our creditors may have grounds to take adverse action against the Company, including but not limited to lawsuits and seizure of collateral. Any such actions taken by our creditors could have material adverse impact on our operations or financial condition.

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 17, 2021, the date on which the financial statements were available to be issued.

In late April 2021, the FDA reaffirmed that its compliance and enforcement discretion policy for certain HCT/Ps would end on May 31, 2021, and will not be extended further. The Company is currently evaluating the impact of this announcement on its operations.

On May 10, 2021, the Company issued a convertible promissory note with a face value of $300,000. The note bears interest at 12% per annum, compounded annually, and matures on September 4, 2021. The note incurred closing costs of 10% of the face value of the note which is due on the maturity date. The closing costs may be paid in Company common stock or in cash at the sole election of the holder. The holder has the option to convert the principal balance and accrued interest of the note into unregistered shares of Company common stock at the conversion price of fifteen cents ($0.15) per share of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2020.  Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company.

General

Predictive Technology Group, Inc., a Salt Lake City, UT life sciences company, is a leader in the use of data analytics for disease identification and subsequent therapeutic intervention through unique novel gene-based diagnostics, biotechnology treatments and companion therapeutics. Through its wholly owned subsidiaries, Predictive Biotech, Predictive Laboratories, and Predictive Therapeutics, the company focuses on clinical categories such as: Endometriosis, Degenerative Disc Disease and Human Cell and Tissue Products ("HCT/P"). In addition to Predictive Biotech's efforts to advance regenerative medicine, Predictive Laboratories is committed to assisting women in overcoming the devastating consequences of endometriosis via appropriate early-stage diagnosis and subsequent treatment. During the three and nine months ended March 31, 2021 we reported total revenues of $6,893,976 and $16,052,468, respectively. We reported net losses attributable to common shareholders of $7,387,173 and $29,952,038, resulting in net losses per common share of $(0.02) and $(0.10), respectively. During the three and nine months ended March 31, 2020 we reported total revenues of $5,723,984 and $21,319,882, respectively. We reported net losses attributable to common shareholders of $13,700,980 and $47,568,256 resulting in net losses per common share of $(0.05) and $(0.16), respectively.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue

	Three months ended
	March 31,
	2021	2020	Change
HCT/P	$3,034,027	$5,673,451	$(2,639,424)
Diagnostics and Therapeutics	3,859,949	50,533	3,809,416
Total	$6,893,976	$5,723,984	$1,169,992

Revenue in the HCT/P segment for the three months ended March 31, 2021 decreased by $2.6 million from $5.7 million for the three months ended March 31, 2020. The decrease is primarily due to the impact of the COVID-19 pandemic on our HCT/P sales, which has caused continued sales declines due to closure of customer clinics and reduced patient visits to those clinics that remain open. The decrease in HCT/P sales was partially offset by an increase in Diagnostics and Therapeutics sales primarily due to sales of COVID-19 testing and reporting services.

In October 2020, the Company notified the FDA that it had suspended sales of the CoreCyte allograft product pending the anticipated filing of an IND application with the FDA. CoreCyte represented 37.4% of the Company's sales for the nine months ended March 31, 2021. While commercial success cannot be guaranteed, the Company is executing its transition plan related to the CoreCyte IND application and expects to generate additional sales from new and existing products in the near term.

Revenue in the diagnostics and therapeutics segment for the three months ended March 31, 2021 increased by $3.8 million from $0.1 million due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the nine months ended March 31, 2021.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Three months ended
	March 31,
Cost of goods sold	2021	2020	Change
HCT/P	$1,293,365	$4,237,824	$(2,944,459)
Diagnostics and Therapeutics	1,624,263	-	1,624,263
Total	$2,917,628	$4,237,824	$(1,320,196)

Cost of goods sold as a % of sales
HCT/P	42.6%	74.7%
Diagnostics and Therapeutics	42.1%	-%

Cost of goods sold in the HCT/P segment for the three months ended March 31, 2021 decreased to $1.3 million from $4.2 million for the three months ended March 31, 2020. Approximately $1.4 million of decrease is due to decreased sales. The remaining decreases are primarily comprised of $1.0 million in scrap expense, $0.3 million in personnel costs, and $0.2 million in freight for the 3 months ended March 31, 2020.

Cost of goods sold in the diagnostics and therapeutics segment for the three months ended March 31, 2021 increased to $1.6 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the nine months ended March 31, 2021. The profitability of the COVID-19 testing business is sensitive to testing volume, with higher marginal profitability per unit after fixed costs are covered.

Selling and marketing expenses

	Three months ended
	March 31,
	2021	2020	Change
Selling and marketing expense	$1,000,474	$2,002,394	$(1,001,920)
Selling and marketing expense as a % of sales	14.5%	35.0%

Selling and marketing expenses for the three months ended March 31, 2021 decreased to $1.0 million from $2.0 million for the three months ended March 31, 2021. The decrease is due to decreases in personnel costs of $0.5 million, commissions expense of $0.4 million, and stock-based compensation of $0.1 million.

General and Administrative Expenses

	Three months ended
	March 31,
	2021	2020	Change
General and administrative expense	$4,212,145	$6,343,658	$(2,131,513)
General and administrative expense as a % of sales	61.1%	110.8%

General and administrative expenses for the three months ended March 31, 2021 decreased to $4.2 million from $6.3 million for the three months ended March 31, 2021. Approximately $2.0 million of the decrease is due to decreased share-based compensation expenses with the remainder due to decreases in personnel costs.

Research and Development Expenses

	Three months ended
	March 31,
	2021	2020	Change
Research and development expense	$227,450	$2,125,421	$(1,897,971)
Research and development expense as a % of sales	3.3%	37.1%

Research and development expenses for the three months ended March 31, 2021 decreased to $0.2 million from $2.1 million for the three months ended March 31, 2021. Approximately $0.3 million of the decrease is due to decreased payroll expense, with the remainder driven by reallocation of resources previously used in R&D to perform the Assurance VR COVID-19 test.

Depreciation and amortization expense

	Three months ended
	March 31,
	2021	2020	Change
Depreciation and amortization expense	$1,770,043	$2,738,165	$(968,122)
Depreciation and amortization expense as a % of sales	25.7%	47.8%

Depreciation and amortization expense decreased compared to the same period in the prior fiscal year primarily due to a decrease in our intangible asset portfolio arising from the impairment of RMT described in Note 3 to the accompanying condensed consolidated financial statements.

Other loss

	Three months ended
	March 31,
	2021	2020	Change
Other loss	$4,164,308	$751,568	$3,412,740

Other loss for the three months ended March 31, 2021 increased to $4.2 million from $0.8 million for the three months ended March 31, 2021 due to a $3.1 million increase in the loss related to the equity method investment in Juneau Sciences and a 0.3 million increase in interest expense related to new debt.

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

Revenue

	Nine months ended
	March 31,
	2021	2020	Change
HCT/P	$9,557,850	$21,147,348	$(11,589,498)
Diagnostics and Therapeutics	6,494,618	172,534	6,322,084
Total	$16,052,468	$21,319,882	$(5,267,414)

Revenue in the HCT/P segment for the nine months ended March 31, 2021 decreased to $9.6 million from $21.1 million for the nine months ended March 31, 2020. The decrease is primarily due to the impact of the COVID-19 pandemic, which has caused continued sales declines due to closure of customer clinics and reduced patient visits to those clinics that remain open.

In October 2020, the Company notified the FDA that it had suspended sales of the CoreCyte allograft product pending the anticipated filing of an IND application with the FDA. CoreCyte represented 37.4% of the Company's sales for the nine months ended March 31, 2021. While commercial success cannot be guaranteed, the Company is executing its transition plan related to the CoreCyte IND application and expects to generate additional sales from new and existing products in the near term.

Revenue in the diagnostics and therapeutics segment for the nine months ended March 31, 2021 increased by $6.3 million from $0.2 million due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the nine months ended March 31, 2021.

Cost of goods sold (Exclusive of Depreciation & Amortization)

	Nine months ended
	March 31,
Cost of goods sold	2021	2020	Change
HCT/P	$5,461,485	$17,260,070	$(11,798,585)
Diagnostics and Therapeutics	3,749,972	-	3,749,972
Total	$9,211,457	$17,260,070	$(8,048,613)

Cost of goods sold as a % of sales
HCT/P	57.1%	81.0%
Diagnostics and Therapeutics	57.7%	-%

Cost of goods sold in the HCT/P segment for the nine months ended March 31, 2021 decreased to $5.5 million from $17.3 million for the nine months ended March 31, 2020. The change is primarily driven by a $6.6 million decrease caused by a decrease in sales and $4.9 million in scrap expense related to product that did not pass quality control during the nine months ended March 31, 2020. The remaining decreases resulted from decreased personnel costs and changes in production capacity.

Cost of goods sold in the diagnostics and therapeutics segment for the nine months ended March 31, 2021 increased to $3.7 million from zero due to the introduction of the Assurance VR COVID-19 RT-PCR viral test during the nine months ended March 31, 2021. The profitability of the COVID-19 testing business is sensitive to testing volume, with higher marginal profitability per unit after fixed costs are covered.

Selling and marketing expenses

	Nine months ended
	March 31,
	2021	2020	Change
Selling and marketing expense	$2,934,428	$8,203,957	$(5,269,529)
Selling and marketing expense as a % of sales	18.3%	38.5%

Selling and marketing expenses for the nine months ended March 31, 2021 decreased to $2.9 million from $8.2 million for the nine months ended March 31, 2020. The decrease is due to decreases in personnel costs of $2.5 million, $0.9 million in operating expenses such as travel expense, third party service providers and a decrease in commissions expense of $1.8 million. The decreases in personnel costs resulted primarily from the April 2020 reduction in force.

General and Administrative Expenses

	Nine months ended
	March 31,
	2021	2020	Change
General and administrative expense	$14,379,990	$19,757,304	$(5,377,314)
General and administrative expense as a % of sales	89.6%	92.7%

General and administrative expenses for the nine months ended March 31, 2021 decreased to $14.4 million from $19.8 million for the nine months ended March 31, 2020. Approximately $3.9 million of the decrease is due to decreased share-based compensation expenses. Personnel costs also decreased by $1.0 million.  The decreases in personnel costs resulted primarily from the April 2020 reduction in force.

Research and Development Expenses

	Nine months ended
	March 31,
	2021	2020	Change
Research and development expense	$1,155,673	$6,318,121	$(5,162,448)
Research and development expense as a % of sales	7.2%	29.6%

Research and development expenses for the nine months ended March 31, 2021 decreased to $1.2 million from $6.3 million for the nine months ended March 31, 2020. Approximately $0.5 million of the decrease is due to decreased share-based compensation expense, with the remainder driven by reallocation of resources previously used in R&D to perform the Assurance VR COVID-19 test.

Depreciation and amortization expense

	Nine months ended
	March 31,
	2021	2020	Change
Depreciation and amortization expense	$6,005,688	$8,123,484	$(2,117,796)
Depreciation and amortization expense as a % of sales	37.4%	38.1%

Depreciation and amortization expense decreased compared to the same period in the prior fiscal year primarily due to a decrease in our intangible asset portfolio arising from the impairment of RMT described in Note 3 to the accompanying condensed consolidated financial statements.

Loss on impairment

	Nine months ended
	March 31,
	2021	2020	Change
Loss on Impairment	$7,015,326	$-	$7,015,326

Loss on impairment for the nine months ended March 31, 2021 increased to $7.0 million due to the impairment of $5.2 million in goodwill and $1.8 million in trade secrets in the HCT/P segment (see Note 3 to the accompanying condensed consolidated financial statements).

Other loss

	Nine months ended
	March 31,
	2021	2020	Change
Other loss	$5,370,473	$17,511,338	$(12,140,865)

Other loss for the nine months ended March 31, 2021 decreased to $5.4 million from $17.5 million for the nine months ended March 31, 2020. The decrease was primarily driven by the $15.9 million impairment charge recognized in December 2019 related to our equity method investment in Juneau Biosciences, LLC.

Liquidity and Capital Resources

The Company incurred a net loss attributable to common stockholders of $29,952,038 and net cash outflows from operations of $6,338,675 for the nine months ended March 31, 2021. At March 31, 2021, the Company had $151,993 of cash and negative working capital of $ 21,788,457. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company's ability to continue as a going concern. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, sale of assets, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all to mitigate the substantial doubt that exists. If the Company is unable to raise additional capital when required or on acceptable terms, this could have a material adverse effect on liquidity. In such a case, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Our capital deployment strategy focuses on use of resources in two key areas: research and development, and the commercialization of our HCT/Ps and diagnostic products. We believe that research and development provides the best return on invested capital.  We also allocate capital for acquisitions that support our business strategy.

The following table represents the condensed consolidated cash flow statement:

	Nine months ended
	March 31,
	2021	2020	Change
Cash used in operating activities	$(6,338,675)	$(12,066,359)	$5,727,684
Cash provided by investing activities	22,416	(1,024,136)	1,046,552
Cash provided by financing activities	6,137,024	11,678,694	(5,541,670)
Net decrease in cash and cash equivalents	(179,235)	(1,411,801)
Cash and cash equivalents at the beginning of the period	331,228	1,618,244
Cash and cash equivalents at the end of the period	$151,993	$206,443

Cash Flows from Operating Activities

The decrease in cash used in operating activities for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 was primarily due to decreases in cash paid to suppliers and employees as a result of reductions in production and production capacity made in response to decreasing sales and cash collections for Assurance VR COVID-19 tests performed.

Cash Flows from Investing Activities

The decrease in cash used in investing activities for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 was primarily due to a decrease in cash paid for equity under our subscription agreement of $0.5 million and a net decrease in cash paid for capital expenditures of $0.3 million.

Cash Flows from Financing Activities

The decrease in cash provided by financing activities for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 was primarily due to the receipt of $6.7 million in proceeds from the issuance of promissory notes compared to $11.5 million in proceeds from the issuance of promissory notes received during the nine months ending March 31, 2020.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Critical accounting policies are those policies which are both important to the presentation of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  There have been no recent significant changes to our accounting policies during the nine months ended March 31, 2021.

Other Events

On May 7, 2021, the Company entered into a strategic collaboration and development agreement (the "Agreement") with Nebula Genomics ("Nebula"). Under the terms of the agreement, the Company may offer Nebula products to its customers, including 30x whole genome sequencing testing, analytical tools, and other products, which are fulfilled by Nebula. The Company will have a revenue sharing agreement with Nebula for each product ordered by its customers.

Nebula will provide the Company with technologies and services to assist it in direct to consumer and clinical diagnostic markets in the areas of privacy technologies, such as block chain, and analytical tools. Nebula will provide access to its 30x whole genome sequencing capabilities. In addition, the Company and Nebula intend to pursue joint development of proprietary diagnostics by leveraging assets, expertise, and development platforms. These development activities will be governed by joint scientific advisory boards with representation from both companies.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our Disclosure Controls were not effective due to a material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2021, due to the following material weaknesses:

-

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

-

Separately, the Company has a material weakness in the design and operation of its controls over the timely recording of forfeitures of share-based compensation awards and the application of the amortization method used to recognize expense related to share-based compensation awards, which could become material.

-	The Company has a material weakness in the design and operation of its controls related to the timely execution of contracts.

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

We plan to enhance existing controls and design and implement new controls applicable to our equity method accounting, to ensure that our equity method investment balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. We are in the process of implementing a software solution to automate the accounting for share based compensation awards. We are also planning to enhance our controls over the recording of forfeitures to ensure that forfeitures are recorded timely. Lastly, we plan to enhance existing controls and design, and implement new controls to ensure that contracts and agreements are executed timely and that executed copies of contracts are retained.

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

4.	Change in Internal Control over Financial Reporting

On February 17, 2021, Simon Brewer resigned as the Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Brewer's departure was not due to a dispute or disagreement with the Company. On January 26, 2021, the board approved Jacob Easdale as the new Chief Accounting Officer. Mr. Easdale assumed the position of Chief Accounting Office on February 8, 2021. Other than this matter, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021.

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

On or about March 18, 2020, Predictive Biotech, Inc. filed a lawsuit in the Utah District Court against Auxocell Laboratories, Inc ("Auxocell") for breach of contract, product liability, breach of warranty, negligent misrepresentation and other claims relating to defects in laboratory equipment Auxocell sold to Predictive Biotech. Alleged damages include wasted umbilical cord tissue, lost inventory, costs associated with particulate testing, reputational injury, and related claims. On or about August 24, 2020, Auxocell answered the Complaint by denying the claims and asserting counterclaims of its own for breach of a confidentiality clause and failure to pay for devices. The Company answered and denied the counterclaims on December 14, 2020. Initial discovery has commenced and the current schedule has a fact discovery cut-off date of June 21, 2021. The litigation is still in discovery and as such we provide no opinion or assessment of the likely outcome of the litigation.

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

Predictive Technology Group, Inc., (Registrant)

	By:	/s/ Bradley C. Robinson
May 17, 2021		Bradley C. Robinson Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Jacob Easdale
May 17, 2021		Jacob Easdale Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

I, Bradley C. Robinson, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Bradley C. Robinson
May 17, 2021		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Jacob Easdale, certify that:

1.	I have reviewed this quarterly report of Predictive Technology Group, Inc. ("the registrant") on Form 10-Q;
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

	By:	/s/ Jacob Easdale
May 17, 2021		Jacob Easdale Chief Accounting Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Bradley C. Robinson, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc., on Form 10-Q for the quarter ended March 31, 2021 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Bradley C. Robinson
May 17, 2021		Bradley C. Robinson Chief Executive Officer (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jacob Easdale, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Predictive Technology Group, Inc. on Form 10-Q for the quarter ended March 31, 2021, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Predictive Technology Group, Inc.

	By:	/s/ Jacob Easdale
May 17, 2021		Jacob Chief Accounting Officer (Principal Accounting and Principal Financial Officer.)